Form 10-K
period 2001-12-31
MBNA AMERICA BK NAT ASSOC MBNA MASTER CREDIT CARD TRUST II
filed 2002-03-28
CIK 936988

 SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:                    COMMISSION FILE NUMBER:
    December 31, 2001                                 333-59424
                   MBNA AMERICA BANK, NATIONAL ASSOCIATION,
                                 ON BEHALF OF
                        MBNA MASTER CREDIT CARD TRUST II
         (Issuer in respect of the MBNA Master Credit Card Trust II
                   Fixed and Floating Rate Asset Backed Certificates)
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

   United States of America                                  51-0331-454
 (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                              Wilmington, DE. 19884-0781
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                              (800) 362-6255
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                               None
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
MBNA Master Credit Card Trust II,
Series 1995-A, Series 1995-C, Series 1995-E, Series 1995-J, Series 1996-A, Series 1996-E, Series 1996-G, Series
1996-J, Series 1996-K, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-E, Series 1997-F, Series 1997-I,
Series 1997-J, Series 1997-K, Series 1997-M, Series 1998-A, Series 1998-D,
Series 1999-B, Series 1999-D, Series 1999-E, Series 1999-G, Series 1999-H, Series 1999-I, Series 1999-J, Series
1999-M, Series 2000-A, Series 2000-E, Series 2000-I, Series 2000-L, Series 2001-A, and Series 2001-B.

              Fixed and Floating Rate Asset Backed Certificates

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS (1) FILED ALL REPORTS REQUIRED  TO BE FILED BY SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE
REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST
90 DAYS.

                              Yes  [X]      No  [ ]

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                              INTRODUCTORY NOTE
                              -----------------

MBNA America Bank, National Association (the "Originator") is the originator, seller, and servicer under the
Pooling and Servicing Agreement (the "Agreement"), dated as of August 4, 1994, and the Series 1995-A, , Series
1995-C, Series 1995-E, Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-E, Series 1996-G, Series 1996-J,
Series 1996-K, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-E, Series 1997-F, Series 1997-I, Series
1997-J, Series 1997-K, Series 1997-M, Series 1998-A, Series 1998-C, Series 1998-D, Series 1998-E, Series 1998-F,
Series 1998-G, Series 1998-J, Series 1999-A, Series 1999-B, Series 1999-D, Series 1999-E, Series 1999-G, Series
1999-H, Series 1999-I, Series 1999-J, Series 1999-L, Series 1999-M, Series 2000-A, Series 2000-B, Series 2000-C,
Series 2000-D, Series 2000-E, Series 2000-F, Series 2000-G, Series 2000-H, Series 2000-I, Series 2000-K, Series
2000-L, Series 2001-A and Series 2001-B. Supplements dated as of March 22, 1995, June 29, 1995, August 2, 1995,
November 21, 1995, February 28, 1996, March 26, 1996, May 21, 1996, July 17, 1996, September 19, 1996, October
24, 1996, November 26, 1996, February 27, 1997, March 26, 1997, May 8, 1997, June 18, 1997, August 26, 1997,
September 10, 1997, October 22, 1997, November 6, 1997, March 18, 1998, June 24, 1998, July 30, 1998, August 11,
1998, August 26, 1998, September 10, 1998, October 29, 1998, March 25, 1999, March 26, 1999, June 3, 1999, July
7, 1999, July 29, 1999, August 18, 1999, September 8, 1999, September 23, 1999, November 5, 1999, December 1,
1999, March 6, 2000, March 28, 2000, April 13, 2000, May 11, 2000, June 1, 2000, June 23, 2000, July 20, 2000,
August 23, 2000, September 8, 2000, November 21, 2000, December 13, 2000, February 20, 2001, and March 8, 2001
respectively, by and between the Originator and the trustee, providing for the issuance of the MBNA Master Credit
Card Trust II, Series 1995-A, Series 1995-C, Series 1995-E, Series 1995-J, Series 1996-A, Series 1996-B, Series
1996-E, Series 1996-G, Series 1996-J, Series 1996-K, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-E,
Series 1997-F, Series 1997-I, Series 1997-J, Series 1997-K, Series 1997-M, Series 1998-A, Series 1998-C, Series
1998-D, Series 1998-E, Series 1998-F, Series 1998-G, Series 1998-J, Series 1999-A, Series 1999-B, Series 1999-D,
Series 1999-E, Series 1999-G, Series 1999-H, Series 1999-I, Series 1999-J, Series 1999-L, Series 1999-M, Series
2000-A, Series 2000-B, Series 2000-C, Series 2000-D, Series 2000-E, Series 2000-F, Series 2000-G, Series 2000-H,
Series 2000-I, Series 2000-K, Series 2000-L, Series 2001-A, and Series 2001-B. Fixed and Floating Rate Asset
Backed Certificates (the "Certificates") and is the originator of the MBNA Master Credit Card Trust II (the
"Registrant").The Certificates do not represent obligations of or interests in MBNA.  In November 1988, MBNA  made application under the Securities Exchange Act of 1934 for an exemption from certain reporting requirements.  On December 30, 1988, the staff of the
Securities and Exchange Commission's Division of Corporation Finance granted MBNA's exemption request, pursuant to which MBNA is not required to respond to various items of Form 10-K.  Such items are designated herein as "Not Applicable".

                                     PART I
                                     ------

Item 1.   Business
-------   --------

          Not Applicable

Item 2.   Properties
-------   ----------

          Not Applicable

Item 3.   Legal Proceedings
-------   -----------------

          None

Item 4.   Submission Of Matters To A Vote Of Security Holders.
-------   ----------------------------------------------------

          None

                                     PART II
                                     -------

Item 5.   Market For Registrant's Common Equity
-------   And Related Stockholder Matters.
          --------------------------------

          The Certificates representing investors' interests in the Trust are represented by a single Certificate registered in the name of
          Cede & Co., the nominee of The Depository Trust Company.

Item 6.   Selected Financial Data
-------   -----------------------

          Not Applicable

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   Results of Operations
          ---------------------------------------------------------------

          Not Applicable

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
--------  ---------------------------------------------------------

             Not Applicable

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

          Not Applicable

Item 9.   Changes In And Disagreements With Accountants On Accounting
-------   And Financial Disclosure.
          -----------------------------------------------------------

          None

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

          Not Applicable

Item 11.  Executive Compensation
--------  ----------------------

          Not Applicable

                                    PART III
                                    --------

Item 12.  Security Ownership Of Certain Beneficial Owners And Management
--------  --------------------------------------------------------------

   (a) The Certificates of each Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances.  Accordingly,  Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December
31, 2001.  Such direct participants may hold Certificates for their own accounts or for the accounts of their customers.  At December 31, 2001, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Series outstanding on that date:

                                                                                                  Aggregate
                                                                                                  Amount of               Percentage
          Title                                                                                 Certificates                  Of
          Class                                        Name                                         Held                  Ownership
---------------            ----------------------------------------                                ----------------          ------------
      Series 1994-C
         Class A           Bank of New York (The)                                                      $ 85,718,000                 9.85%
                           Bankers Trust Company                                                         81,900,000                 9.41%
                           Chase Manhattan Bank                                                         275,675,000                31.69%
                           Deutsche Bank A.G., New York Branch                                           65,380,000                 7.51%
                           State Street Bank and Trust Company                                          182,045,000                20.92%
         Class B           Bank One Trust Company, N.A.                                                $ 14,000,000                31.11%
                           Chase Manhattan Bank                                                          18,250,000                40.56%
                           State Street Bank and Trust Company                                            5,065,000                11.26%
                           SSB - Bank Portfolio                                                           7,000,000                15.56%

      Series 1995-A
         Class A
                           Bank of New York (The)                                                       $28,000,000                 5.60%
                           Bankers Trust Company                                                         95,350,000                19.06%
                           Boston Safe Deposit and Trust Company                                         39,000,000                 7.80%
                           Citibank, N.A.                                                                35,000,000                 7.00%
                           JPMorgan Chase Bank                                                          121,139,000                24.22%
                           JPMorgan Chase Bank/Greenwich Capital                                         27,000,000                 5.40%
                           Merrill Lynch, Pierce Fenner & Smith Safekeeping                              30,211,000                 6.04%
                           State Street Bank and Trust Company                                           43,500,000                 8.70%
         Class B           Bankers Trust Company                                                         $5,000,000                19.32%
                           Citibank, N.A.                                                                 8,000,000                30.92%
                           JPMorgan Chase Bank                                                            2,875,000                11.11%
                           Mizuho Trust & Banking Co. (USA)                                              10,000,000                38.65%

      Series 1995-C
         Class A           Bank of New York (The)                                                     $ 140,003,000                27.99%

                           Bank One Trust Company, N.A.                                                  26,807,000                 5.36%
                           Boston Safe Deposit and Trust Company                                         58,325,000                11.66%
                           JPMorgan Chase Bank                                                           34,230,000                 6.84%
                           Northern Trust Company (The)                                                  27,190,000                 5.44%
                           State Street Bank and Trust Company                                           94,145,000                18.82%
         Class B           Bank One Trust Company, N.A.                                                $ 25,875,000               100.00%

      Series 1995-E
         Class A           Bank of New York (The)                                                      $ 80,475,000                18.50%
                           Bankers Trust Company                                                         72,797,000                16.73%
                           JPMorgan Chase Bank                                                          100,625,000                23.13%
                           Merrill Lynch, Pierce Fenner & Smith Safekeeping                              50,000,000                11.49%
                           State Street Bank and Trust Company                                           68,950,000                15.85%
         Class B           Bank One Trust Company, N.A.                                                $ 12,500,000                55.56%
                           CitiBank, N.A.                                                                10,000,000                44.44%

      Series 1995-J
         Class A           Bankers Trust Company                                                       $ 33,750,000                 7.76%
                           Boston Safe Deposit and Trust Company                                         29,900,000                 6.87%
                           JPMorgan Chase Bank                                                          145,085,000                33.35%
                           JPMorgan Chase Bank/Greenwich Capital                                         36,500,000                 8.39%
                           Mizuho Trust & Banking Co. (USA)                                              25,000,000                 5.75%
                           State Street Bank and Trust Company                                           71,320,000                16.40%
                           U.S. Bank N.A./Trust West                                                     25,000,000                 5.75%
         Class B           Bank One Trust Company, N.A.                                                $ 22,500,000               100.00%

      Series 1996-A
         Class A           Bank of New York (The)                                                      $216,200,000                35.50%
                           Bankers Trust Company                                                         77,500,000                12.73%
                           JPMorgan Chase Bank                                                          133,150,000                21.86%
                           Merrill Lynch, Pierce Fenner & Smith Safekeeping                              50,000,000                 8.21%
         Class B           Citibank, N.A.                                                              $ 15,000,000                47.62%
                           Mizuho Trust & Banking Co. (USA)                                              16,500,000                52.38%

      Series 1996-B
         Class A           Boston Safe Deposit and Trust Company                                       $ 97,600,000                22.44%
                           Citibank, N.A.                                                                39,857,000                 9.16%
                           Investors Bank & Trust - Institutional Custody                                30,500,000                 7.01%
                           JPMorgan Chase Bank                                                           76,130,000                17.50%
                           Mizuho Trust & Banking Co. (USA)                                              25,000,000                 5.75%
                           State Street Bank and Trust Company                                           25,300,000                 5.82%
                           United States Trust Company of New York                                       39,800,000                 9.15%
                           Wells Fargo Bank Minnesota, N.A.                                              31,170,000                 7.17%
         Class B           Bankers Trust Company                                                       $ 22,500,000               100.00%

      Series 1996-C
         Class A           Bank of New York (The)                                                      $ 24,415,000                 5.61%
                           Chase Manhattan Bank                                                         341,735,000                78.56%
                           Citibank, N.A.                                                                55,300,000                12.71%
         Class B           CitiBank, N.A.                                                                $2,000,000                 8.89%
                           State Street Bank and Trust Company                                           18,500,000                82.22%
                           USB Warburg LLC/CMO                                                            2,000,000                 8.89%
      Series 1996-D
         Class A           Bank of New York (The)                                                      $341,910,000                40.22%
                           Bankers Trust Company                                                        139,760,000                16.44%
                           Chase Manhattan Bank                                                          98,125,000                11.54%
                           Merrill Lynch, Pierce Fenner & Smith Safekeeping                             42,5000,000                 5.00%
                           Northern Trust Company (The)                                                  42,645,000                 5.02%
                           State Street Bank and Trust Company                                          107,909,000                12.70%
         Class B           Chase Manhattan Bank                                                           5,000,000                 6.67%
                           Citibank, N.A.                                                                22,000,000                29.33%
                           Harris Trust & Savings Bank                                                    5,000,000                 6.67%
                           Investors Bank & Trust/M.F. Custody                                            8,000,000                10.67%
                           UBS Warburg LLC/CMO                                                           32,000,000                42.67%

      Series 1996-E
         Class A           State Street Bank and Trust Company                                        $ 190,885,000                29.94%
                           Bankers Trust Company                                                         67,924,000                10.65%
                           JPMorgan Chase Bank/CCSG                                                      60,000,000                 9.41%
                           JPMorgan Chase Bank                                                          169,828,000                26.64%
         Class B           Bankers Trust Company                                                         $8,450,000                15.02%
                           Boston Safe Deposit and Trust Company                                         15,500,000                27.56%
                           JPMorgan Chase Bank                                                            3,000,000                 5.33%
                           Citibank, N.A.                                                                22,800,000                40.53%
                           Harris Trust & Savings Bank                                                    5,000,000                 8.89%

      Series 1996-G
         Class A           Bank of New York (The)                                                      $ 70,000,000                16.47%
                           Boston Safe Deposit and Trust Company                                         69,500,000                16.35%
                           JPMorgan Chase Bank                                                          103,000,000                24.24%
                           Citibank, N.A.                                                               117,500,000                27.65%
                           Merrill Lynch, Pierce Fenner & Smith Safekeeping                              65,000,000                15.29%
         Class B           Boston Safe Deposit and Trust Company                                          5,000,000                13.33%
                           JPMorgan Chase Bank                                                           15,000,000                40.00%
                           Merrill, Lynch, Pierce Fenner & Smith Safekeeping                             17,500,000                46.67%

      Series 1996-H
         Class A           Bank of New York (The)                                                      $228,685,000                22.42%
                           Bankers Trust Company                                                        142,990,000                14.02%
                           Chase Manhattan Bank                                                         122,800,000                12.04%
                           Investors Bank & Trust Company                                                84,600,000                 8.29%
                           Northern Trust Company (The)                                                  69,420,000                 6.81%
                           Prudential Securities Custody                                                124,300,000                12.19%
                           State Street Bank and Trust Company                                           73,150,000                 7.17%
         Class B           Bank of New York (The)                                                      $ 35,400,000                39.33%
                           Bankers Trust Company                                                         29,400,000                32.67%
                           Boston Safe Deposit and Trust Company                                          6,050,000                 6.72%
                           Citibank, N.A.                                                                10,000,000                11.11%
                           UBS Warburg LLC/CMO                                                            8,250,000                 9.17%

      Series 1996-J
         Class A           Citibank, N.A.                                                              $ 67,635,000                 7.96%
                           Bankers Trust Company                                                         73,945,000                 8.70%
                           Deutsche Bank A.G., New York Branch                                           65,319,000                 7.68%
                           JPMorgan Chase Bank                                                          120,420,000                14.17%
                           JPMorgan Chase Bank/Greenwich Capital                                        178,350,000                20.98%
                           Northern Trust Company (The)                                                  78,035,000                 9.18%
                           State Street Bank and Trust Company                                           99,627,000                11.72%
         Class B           JPMorgan Chase Bank                                                         $ 60,000,000                80.00%
                           Salomon Smith Barney Inc./Salomon Brothers                                    10,000,000                13.33%
                           State Street Bank and Trust Company                                            5,000,000                 6.67%

      Series 1996-K
         Class A           Bankers Trust Company                                                       $ 52,181,000                 6.14%
                           State Street Bank and Trust Company                                           54,005,000                 6.35%
                           JPMorgan Chase Bank                                                          117,365,000                13.81%
                           CitiBank, N.A.                                                               292,795,000                34.45%
                           HSBC Bank USA/Treasury Investment                                             44,375,000                 5.22%
                           Bank of New York (The)                                                       200,069,000                23.54%
         Class B           Boston Safe Deposit and Trust Company                                       $ 20,000,000                26.67%
                           Credit Suisse First Boston Corporation                                         4,000,000                 5.33%
                           JPMorgan Chase Bank                                                           45,000,000                60.00%
                           UBS Warburg LLC/CMO                                                            5,000,000                 6.67%
      Series 1996-M
         Class A           Boston Safe Deposit and Trust Company                                       $ 51,000,000                12.00%
                           JPMorgan Chase Bank                                                          115,500,000                27.18%
                           Citibank, N.A.                                                                40,300,000                 9.48%
                           JPMorgan Chase Bank/CCSG                                                      61,000,000                14.35%
                           Bank of New York (The)                                                        59,000,000                13.88%
                           UBS Warburg LLC/CMO                                                           46,600,000                10.96%
                           Wells Fargo Bank Minnesota, N.A.                                              30,850,000                 7.26%
         Class B           Boston Safe Deposit and Trust Company                                       $ 11,250,000                30.00%
                           Barclays Capital Inc./Barclays Capital Inc. Fixed Income                      15,750,000                42.00%
                           Bank of Tokyo-Mitsubishi Trust Company                                        10,500,000                28.00%
      Series 1997-B
         Class A           JPMorgan Chase Bank                                                         $454,280,000                53.44%
                           JPMorgan Chase Bank/CCSG                                                      70,000,000                 8.24%
                           JPMorgan Chase Bank Correspondence Clearing Services 2                        88,070,000                10.36%
                           Deutsche Bank A.G., New York Branch                                           99,650,000                11.72%
                           Merrill Lynch, Pierce Fenner & Smith Safekeeping                              46,200,000                 5.44%
                           Bank Of New York (The)                                                        59,800,000                 7.04%
         Class B           Bank of New York (The)                                                      $ 10,000,000                13.33%
                           Bankers Trust Company                                                         50,800,000                67.74%
                           JPMorgan Chase Bank                                                           14,200,000                18.93%

      Series 1997-C
         Class A           Bankers Trust Company                                                        $98,100,000                15.39%
                           Bank of New York (The)                                                        38,385,000                 6.02%
                           JPMorgan Chase Bank                                                          204,675,000                32.11%
                           Citibank, N.A.                                                               157,710,000                24.74%
                           State Street Bank and Trust Company                                           56,550,000                 8.87%
         Class B           Boston Safe Deposit and Trust Company                                       $ 50,750,000                90.22%
                           Bank One Trust Company, N.A.                                                   5,000,000                 8.89%

      Series 1997-E
         Class A           Bank of New York (The)                                                      $ 81,825,000                12.84%
                           Bankers Trust Company                                                         90,000,000                14.12%
                           Citibank, N.A.                                                                32,325,000                 5.07%
                           HSBC Bank USA/Treasury Investment                                             56,585,000                 8.88%
                           JPMorgan Chase Bank                                                           62,155,000                 9.75%
                           Prudential Securities Custody                                                133,265,000                20.90%
                           State Street Bank and Trust Company                                          106,485,000                16.70%
                           Wells Fargo Bank Minnesota, N.A.                                              35,000,000                 5.49%
         Class B           Bank One Trust Company, N.A.                                                $ 15,000,000                26.67%
                           Boston Safe Deposit and Trust Company                                         11,250,000                20.00%
                           Brown Brothers Harriman & Co.                                                  5,000,000                 8.89%
                           JPMorgan Chase Bank                                                            7,000,000                12.44%
                           State Street Bank and Trust Company                                            5,000,000                 8.89%
                           UBS Warburg LLC/CMO                                                            8,000,000                14.22%
                           Wells Fargo Bank Minnesota, N.A.                                               5,000,000                 8.89%

      Series 1997-F
         Class A           Bankers Trust Company                                                       $ 62,035,000                10.34%
                           JPMorgan Chase Bank                                                          146,084,000                24.35%
                           Northern Trust Company (The)                                                  59,494,000                 9.92%
         Class B           Bankers Trust Company                                                       $ 13,000,000                24.53%
                           Bank One Trust Company, N.A.                                                  10,000,000                18.87%
                           Boston Safe Deposit and Trust Company                                         10,000,000                18.87%
                           UBS Warburg LLC/CMO                                                           20,000,000                37.73%

      Series 1997-I
         Class A           Bank of New York (The)                                                     $ 132,652,000                20.81%
                           Bankers Trust Company                                                         75,487,000                11.84%
                           Boston Safe Deposit and Trust Company                                         41,183,000                 6.46%
                           Citibank, N.A.                                                                53,979,000                 8.47%
                           JPMorgan Chase Bank                                                           95,379,000                14.96%
                           State Street Bank and Trust Company                                           51,334,000                 8.05%
         Class B           First Union Securities, Inc.                                                 $ 5,000,000                 8.89%
                           JPMorgan Chase Bank                                                           34,250,000                60.89%
                           State Street Bank and Trust Company                                           15,000,000                26.67%

      Series 1997-J
         Class A           Bank of New York (The)                                                     $ 223,425,000                35.05%
                           Bankers Trust Company                                                         46,805,000                 7.34%
                           Barclay's Capital,Inc. / Fixed Income                                         70,000,000                10.98%
                           Boston Safe Deposit and Trust Company                                         44,550,000                 6.99%
                           JPMorgan Chase Bank                                                           84,775,000                13.30%
                           State Street Bank and Trust Company                                           58,200,000                 9.13%
         Class B           Bankers Trust Company                                                       $ 15,000,000                26.67%
                           Boston Safe Deposit and Trust Company                                         15,000,000                26.67%
                           Citibank, N.A.                                                                26,250,000                46.66%

      Series 1997-K
         Class A           Bank of New York (The)                                                      $105,025,000                16.47%
                           Citibank, N.A.                                                                50,000,000                 7.84%
                           JPMorgan Chase Bank                                                           73,450,000                11.52%
                           JPMorgan Chase Bank / CCSG                                                    65,000,000                10.20%
                           Northern Trust Company (The)                                                 252,330,000                39.58%
                           State Street Bank and Trust Company                                           39,320,000                 6.17%
         Class B           Bankers Trust Company                                                       $ 15,000,000                26.67%
                           Citibank, N.A.                                                                 6,000,000                10.67%
                           Investors Bank & Trust Company                                                 5,000,000                 8.88%
                           JPMorgan Chase Bank                                                           15,250,000                27.11%
                           State Street Bank and Trust Company                                           15,000,000                26.67%

      Series 1997-M
         Class A           Bankers Trust Company                                                       $131,990,000                20.70%
                           Citibank, N.A.                                                                37,500,000                 5.88%
                           Harris Trust & Savings Bank                                                   50,000,000              7.84%

                           JPMorgan Chase Bank                                                          162,975,000                25.56%
                           State Street Bank and Trust Company                                          207,440,000                32.54%
         Class B           Boston Safe Deposit and Trust Company                                         $6,250,000                11.11%
                           JPMorgan Chase Bank                                                           50,000,000                88.89%

      Series 1998-A
         Class A           Bank of New York (The)                                                      $218,735,000                34.31%
                           Bankers Trust Company                                                        115,845,000                18.17%
                           JPMorgan Chase Bank                                                           76,000,000                11.92%
                           Northern Trust Company (The)                                                  32,247,000                 5.06%
                           First Union National Bank                                                     45,715,000                 7.17%
                           State Street Bank and Trust Company                                           50,183,000                 7.87%
         Class B           JPMorgan Chase Bank                                                         $ 56,250,000               100.00%

      Series 1998-C
         Class A           Bankers Trust Company                                                       $ 95,000,000                14.90%
                           Barclays Global Investors, N.A.                                              200,000,000                31.37%
                           JPMorgan Chase Bank                                                          167,500,000                26.22%
                           State Street Bank and Trust Company                                          140,300,000                22.01%
         Class B           Citibank, N.A.                                                                $7,500,000                 7.11%
                           JPMorgan Chase Bank                                                           44,750,000                79.56%

      Series 1998-D
         Class A           Bank of New York (The)                                                      $ 36,785,000                 7.74%
                           Bankers Trust Company                                                        119,645,000                25.19%
                           Boston Safe Deposit and Trust Company                                         28,200,000                 5.94%
                           JPMorgan Chase Bank                                                          116,589,000                24.55%
                           State Street Bank and Trust Company                                           33,170,000                 6.98%
         Class B           JPMorgan Chase Bank                                                          $20,000,000                47.62%
                           Mizuho Trust & Banking Co. (USA)                                              10,000,000                23.81%
                           Bank One Trust Company, N.A.                                                  12,000,000                28.57%

      Series 1998-E
         Class A           Bank of New York (The)                                                      $750,000,000               100.00%
         Class B           Bankers Trust Company                                                       $ 42,500,000                64.20%
                           JPMorgan Chase Bank/CCSG                                                      23,700,000                35.80%

      Series 1998-F
         Class A           Bankers Trust Company                                                       $ 51,650,000                12.15%
                           Investors Bank & Trust Company                                                39,000,000                 9.18%
                           J P Morgan Chase Bank                                                         81,025,000                19.06%
                           United States Trust Company of New York                                       26,890,000                 6.33%
                           Merrill Lynch, Pierce Fenner & Smith Safekeeping                              50,000,000                11.76%
                           State Street Bank and Trust Company                                           85,285,000                20.07%
                           Wells Fargo Bank Minnesota, N.A.                                              30,055,000                 7.07%

         Class B           J P Morgan Chase Bank                                                       $ 37,500,000               100.00%

      Series 1998-G
         Class A           Bankers Trust Company                                                       $ 79,000 000                12.39%
                           Boston Safe Deposit and Trust Company                                        128,500,000                20.16%
                           Citibank, N.A.                                                                69,000,000                10.82%

                           Merrill Lynch, Pierce Fenner & Smith Safekeeping                             256,000,000                40.16%
                           U.S Bank N.A./Trust West                                                      70,000,000                10.98%
         Class B           Bankers Trust Company                                                       $ 46,250,000                82.22%
                           Bank One Trust Company, N.A.                                                  10,000,000                17.78%

      Series 1998-I
         Class A           Bank of New York (The)                                                      $224,569,000                35.23%
                           Chase Manhattan Bank                                                          87,360,000                13.70%
                           Fuji  Bank and Trust Company (The)                                            50,000,000                 7.84%
                           Investors Bank & Trust Company                                                32,900,000                 5.16%
                           Northern Trust Company (The)                                                  55,890,000                 8.77%
                           State Street Bank and Trust Company                                           91,015,000                14.28%
         Class B           Bank of New York (The)                                                        $3,000,000                 5.33%
                           Citibank, N.A.                                                                12,500,000                22.22%
                           Fuji Bank and Trust Company (The)                                             25,000,000                44.45%
                           SSB - Bank Portfolio                                                          15,750,000                28.00%

      Series 1998-J
         Class A           Bank of New York (The)                                                      $ 88,194,000                13.36%
                           Bankers Trust Company                                                         65,574,000                 9.94%

                           Boston Safe Deposit and Trust Company                                         90,141,000                13.66%
                           JPMorgan Chase Bank                                                           74,780,000                11.33%
                           Northern Trust Company (The)                                                  37,467,000                 5.68%
                           State Street Bank and Trust Company                                          105,551,000                15.99%
         Class B           Boston Safe Deposit and Trust Company                                       $ 18,200,000                40.44%
                           JPMorgan Chase Bank                                                           10,000,000                22.22%
                           SSB - Bank Portfolio                                                          16,000,000                35.56%

      Series 1999-A
         Class A           Bank of New York (The)                                                     $ 199,000,000                46.82%
                           Bankers Trust Company                                                         90,000,000                21.18%
                           JPMorgan Chase Bank                                                           80,500,000                18.94%
         Class B           Bankers Trust Company                                                       $ 33,850,000                90.27%

      Series 1999-B
         Class A           Boston Safe Deposit and Trust Company                                      $ 138,445,000                21.72%
                           Bank one Trust Company N.A./Public Employee Retirement                        56,007,000                 8.79%
                           JPMorgan Chase Bank                                                           92,625,000                14.53%
                           CitiBank, N.A.                                                                39,255,000                 6.16%
                           Northern Trust Company (The)                                                  36,970,000                 5.80%
                           State Street Bank and Trust Company                                          151,640,000                23.79%
         Class B           Boston Safe Deposit and Trust Company                                        $10,000,000                17.78%
                           JPMorgan Chase Bank                                                           23,750,000                42.22%
                           State Street Bank and Trust Company                                           14,000,000                24.89%
                           UMB Bank, National Association                                                 4,000,000                 7.11%

      Series 1999-D
         Class A           Bank of New York (The)                                                      $ 30,000,000                 7.06%
                           Bankers Trust Company                                                         92,600,000                21.79%
                           Investors Bank and Trust Company                                              25,000,000                 5.88%
                           JPMorgan Chase Bank                                                           39,700,000                 9.34%
                           JPMorgan Chase Bank/CCSG                                                      84,000,000                19.76%
                           U.S. Bank N.A./Trust West                                                     70,000,000                16.47%
                           Wells Fargo Bank Minnesota, N.A.                                              37,000,000                 8.71%
         Class B           JPMorgan Chase Bank                                                         $ 36,000,000                96.00%

      Series 1999-E
         Class A           Bank of New York (The)                                                      $ 80,000,000                 9.41%
                           Bankers Trust Company                                                         47,000,000                 5.53%
                           Boston Safe Deposit and Trust Company                                        195,000,000                22.94%
                           JPMorgan Chase Bank                                                          105,000,000                12.35%
                           Deutsche Bank A.G., New York Branch                                           54,000,000                 6.35%
                           Northern Trust Company (The)                                                 189,000,000                22.24%
                           State Street Bank and Trust Company                                          105,000,000                12.35%
                           United States Trust Company of New York                                       75,000,000                 8.83%
         Class B           Bank of New York (The)                                                       $ 3,850,000                 5.13%
                           Bankers Trust Company                                                         20,000,000                26.67%
                           Boston Safe Deposit and Trust Company                                         27,500,000                36.67%
                           JPMorgan Chase Bank                                                           20,650,000                27.53%

      Series 1999-G
         Class A           Bank of New York (The)                                                       $45,815,000                 7.19%
                           Bankers Trust Company                                                        178,850,000                28.05%
                           Boston Safe Deposit and Trust Company                                         39,645,000                 6.22%
                           JPMorgan Chase Bank                                                           85,745,000                13.45%
                           State Street Bank and Trust Company                                           81,195,000                12.74%
         Class B           Bank of New York (The)                                                      $ 12,905,000                22.94%
                           JPMorgan Chase Bank                                                           11,675,000                20.76%
                           Northern Trust Company (The)                                                   2,850,000                 5.07%
                           SSB - Bank Portfolio                                                          23,910,000                42.51%

      Series 1999-H
         Class A           JPMorgan Chase Bank                                                         $ 63,466,000                 7.47%
                           CitiBank, N.A.                                                               252,600,000                29.72%
                           State Street Bank and Trust Company                                          351,990,000                41.41%
                           Merrill Lynch, Pierce Fenner & Smith Safekeeping                             127,000,000                14.94%

         Class B           Boston Safe Deposit and Trust Company                                       $ 22,200,000                29.60%
                           Bank of Tokyo-Mitsubishi Trust Company                                        15,000,000                20.00%
                           Mizuho Trust & Banking Co. (USA)                                              20,000,000                26.67%
                           Merrill Lynch, Pierce Fenner & Smith Safekeeping                              10,000,000                13.33%
                           State Street Bank and Trust Company                                            6,000,000                 8.00%

      Series 1999-I
         Class A           Bank of New York (The)                                                      $ 80,281,000                12.59%
                           Northern Trust Company (The)                                                  58,050,000                 9.11%
                           Boston Safe Deposit and Trust Company                                         32,890,000                 5.16%
                           Brown Brothers Harriman & Co.                                                 50,425,000                 7.91%
                           JPMorgan Chase Bank                                                          201,525,000                31.61%
                           CitiBank, N.A.                                                                52,600,000                 8.25%
         Class B           Bank of Tokyo-Mitsubishi Trust Company                                      $ 20,000,000                35.56%
                           JPMorgan Chase Bank                                                            8,070,000                14.35%
                           Bank of New York (The)                                                        27,043,000                48.08%

      Series 1999-J
         Class A           Bank of New York (The)                                                      $101,907,000                11.99%
                           Bank One Trust Company N.A./Public Employee Retirement                        88,000,000                10.35%
                           Bankers Trust Company                                                         94,450,000                11.11%
                           Boston Safe Deposit and Trust Company                                        155,719,000                18.32%
                           JPMorgan Chase Bank                                                          102,115,000                12.01%
                           Northern Trust Company (The)                                                  49,710,000                 5.85%
                           State Street Bank and Trust Company                                          115,912,000                13.64%
         Class B           Bank of New York (The)                                                      $ 13,735,000                18.31%
                           Boston Safe Deposit and Trust Company                                         20,810,000                27.75%
                           JPMorgan Chase Bank                                                           12,500,000                16.67%
                           State Street Bank and Trust Company                                            8,000,000                10.67%
                           All First Bank                                                                 5,000,000                 6.67%

      Series 1999-L
         Class A           Bank of New York (The)                                                     $ 110,000,000                17.25%
                           Boston Safe Deposit and Trust Company                                        182,000,000                28.55%
                           JPMorgan Chase Bank                                                          154,500,000                24.24%
                           Citibank, N.A.                                                                51,500,000                 8.08%
                           U.S. Bank N.A./Trust West                                                     93,400,000                14.65%
         Class B           Bankers Trust Company                                                       $ 36,250,000                64.44%
                           Mizuho Trust and Banking Co. (USA)                                            20,000,000                35.56%

      Series 1999-M
         Class A           Boston Safe Deposit and Trust Company                                       $ 24,930,000                 5.87%
                           Brown Brothers Harriman & Co                                                  37,500,000                 8.82%
                           Bankers Trust Company                                                         47,500,000                11.18%
                           Bank of New York (The)                                                        59,635,000                14.03%
                           JPMorgan Chase Bank                                                          104,670,000            24.63%
                           State Street Bank and Trust Company                                           72,830,000                17.14%
         Class B           JPMorgan Chase Bank                                                         $ 15,150,000                40.40%
                           Citibank, N.A.                                                                20,000,000                53.33%
                           State Street Bank and Trust Company                                            2,250,000                 6.00%

      Series 2000-A
         Class A           Bank of New York (The)                                                      $ 74,735,000                11.68%
                           Bankers Trust Company                                                        102,275,000                16.04%
                           Boston Safe Deposit and Trust Company                                         58,670,000                 9.20%
                           CitiBank, N.A.                                                                57,755,000                 9.06%
                           JPMorgan Chase Bank                                                           89,312,000                14.01%
                           State Street Bank and Trust Company                                           77,021,000                12.08%
         Class B           Bank of New York (The)                                                      $ 22,850,000                40.62%
                           Bankers Trust Company                                                         10,000,000                17.78%
                           JPMorgan Chase Bank/CCSG                                                       5,000,000                 8.89%
                           JPMorgan Chase Bank                                                            6,750,000                12.00%
                           State Street Bank and Trust Company                                           10,650,000                18.93%

      Series 2000-B
         Class A           Bank of New York (The)                                                     $ 193,138,000                30.30%
                           Bankers Trust Company                                                         96,896,000                15.20%
                           JPMorgan Chase Bank                                                          126,800,000                19.89%
                           CitiBank, N.A.                                                                39,010,000                 6.12%
                           Merrill Lynch, Pierce Fenner & Smith Safekeeping                              38,570,000                 6.05%
                           State Street Bank and Trust Company                                           81,835,000                12.84%
         Class B           Bankers Trust Company                                                       $ 33,750,000                60.00%
                           Bank of New York (The)                                                         3,000,000                 5.33%
                           JPMorgan Chase Bank                                                           17,000,000                30.22%

      Series 2000-C
         Class A           Boston Safe Deposit and Trust Company                                       $272,980,000                21.41%
                           JPMorgan Chase Bank/CCSG                                                      65,000,000                 5.10%
                           JPMorgan Chase Bank                                                          210,525,000                16.51%
                           State Street Bank and Trust Company                                          523,255,000                41.04%
         Class B           Bankers Trust Company                                                       $ 30,000,000                26.67%
                           Bank One Trust Company, N.A.                                                  25,000,000                22.22%
                           JPMorgan Chase Bank                                                           55,500,000                49.33%

      Series 2000-D
         Class A           Boston Safe Deposit and Trust Company                                       $197,030,000                27.27%
                           Bank of New York (The)                                                        68,000,000                 9.41%
                           Bankers Trust Company/Sun Trust Bank                                          75,000,000                10.38%
                           JPMorgan Chase Bank                                                           80,375,000                11.12%
                           CitiBank, N.A.                                                                95,250,000                13.18%
                           Merrill Lynch, Pierce Fenner & Smith Safekeeping                              58,900,000                 8.15%
                           U.S. Bank N.A./Trust West                                                     57,500,000                 7.96%
         Class B           JPMorgan Chase Bank                                                         $ 50,750,000                79.61%
                           Mizuho Trust & Banking Co. (USA)                                              13,000,000                20.39%

      Series 2000-E
         Class A           Bank of New York (The)                                                      $ 66,690,000                13.34%
                           Bankers Trust Company                                                         34,040,000                 6.81%
                           Boston Safe Deposit and Trust Company                                         94,395,000                18.88%
                           Chase Manhattan Bank                                                          79,875,000                15.98%
                           Northern Trust Company (The)                                                  69,465,000                13.89%
                           State Street Bank and Trust Company                                           93,355,000                18.67%
         Clase B           JPMorgan Chase Bank                                                         $ 21,250,000                47.22%
                           Citibank, N.A.                                                                 2,800,000                26.67%
                           LBI-Lehman Government Securities Inc. (LBI)                                   13,950,000                26.11%

      Series 2000-F
         Class A           Bank of Tokyo-Mitsubishi Trust Company                                      $750,000,000               100.00%
         Class B           Bankers Trust Company                                                       $ 33,200,000                50.15%
                           Bank of Tokyo-Mitsubishi Trust Company                                        33,000,000                49.85%

      Series 2000-G
         Class A           Boston Safe Deposit and Trust Company                                       $145,000,000                22.75%
                           Citibank, N.A.                                                                85,000,000                13.33%
                           State Street Bank and Trust Company                                          316,700,000                49.68%
                           United States Trust Company of New York                                       60,000,000                 9.41%
         Class B           Bankers Trust Company                                                       $ 10,000,000                17.78%
                           Bank One Trust Company, N.A.                                                  12,000,000                21.33%
                           Boston Safe Deposit and Trust Company                                         10,000,000                17.78%
                           Bank of Tokyo-Mitsubishi Trust Company                                        17,000,000                30.22%
                           JPMorgan Chase Bank                                                            7,000,000                12.44%

      Series 2000-H
         Class A           Bank of New York (The)                                                      $175,500,000                29.50%
                           Bear Stearns Securities Corp.                                                 36,000,000                 6.05%
                           Bank One Trust Company, N.A.                                                  30,000,000                 5.04%
                           Citibank, N.A.                                                                55,000,000                 9.24%
                           Bankers Trust Company                                                         48,500,000                 8.15%
                           JPMorgan Chase Bank                                                          178,000,000                29.92%
                           JpMorgan Chase Bank/Correspondence Clearing Services 2                        57,000,000                 9.58%
         Class B           JPMorgan Chase Bank/CCSG                                                    $ 30,000,000                57.14%
                           JPMorgan Chase Bank                                                           22,500,000                42.86%

      Series 2000-I
         Class A           Bank of New York (The)                                                     $ 100,441,000                11.82%
                           Bankers Trust Company                                                        168,326,000                19.80%
                           CitiBank, N.A.                                                                55,437,000                 6.52%
                           JP Morgan Chase Bank                                                          82,077,000                 9.66%
                           Northern Trust Company (The)                                                  65,463,000                 7.70%
                           State Street Bank and Trust Company                                          112,504,000                13.24%
                           SSB - Trust Custody                                                           46,260,000                 5.44%
                           SSB - Bank Portfolio                                                          50,850,000                 5.98%
         Class B           Bank of New York (The)                                                      $ 75,000,000               100.00%

      Series 2000-K
         Class A           JPMorgan Chase Bank                                                        $ 105,000,000                16.47%
                           State Street Bank and Trust Company                                          344,500,000                54.04%
                           Unites States Trust Company of New York                                       92,500,000                14.51%
         Class B           Bankers Trust Company                                                        $ 8,750,000                15.55%
                           JPMorgan Chase Bank                                                       21,250,000                    37.78%
                           Merrill Lynch, Pierce Fenner & Smith Safekeeping                              20,000,000                35.56%
                           Wells Fargo Bank Minnesota, N.A.                                               6,250,000                11.11%

      Series 2000-L
         Class A           Bank of New York (The)                                                      $ 95,524,000                22.48%
                           Bankers Trust Company                                                       $ 49,370,000                11.62%
                           Boston Safe Deposit and Trust Company                                         58,545,000                13.78%
                           JPMorgan Chase Bank                                                       36,025,000                     8.48%
                           FUNB - Main                                                                   28,250,000                 6.65%
                           PNC Bank National Association                                                 92,640,000                21.80%
                           Union Bank of California, N.A.                                                23,000,000                 5.41%
         Class B           JPMorgan Chase Bank                                                         $ 14,500,000                38.67%
                           JPMorgan Chase Bank/CCSG                                                      23,000,000                61.33%

      Series 2001-A
         Class A           Deutsche Bank Alex. Brown Inc.                                               250,000,000                23.53%
                           Boston Safe Deposit and Trust Company                                         95,500,000                 8.99%
                           JPMorgan Chase Bank                                                          295,500,000                27.81%
                           State Street Bank and Trust Company                                          137,000,000                12.89%
                           United States Trust Company of New York                                      200,000,000                18.82%
         Class B           Boston Safe Deposit and Trust Company                                         28,000,000                29.87%
                           Merrill Lynch, Pierce Fenner & Smith Safekeeping                              65,750,000                70.13%

      Series 2001-B
         Class A           Bank of New York (The)                                                     $ 159,000,000                24.94%
                           Deutsche Bank A.G., New York Branch                                           60,000,000                 9.41%
                           JP Morgan Chase Bank                                                         402,500,000                63.14%
         Class B           Bank of New York (The)                                                       $ 5,000,000                 8.89%
                           Merrill Lynch, Pierce Fenner & Smith Safekeeping                              31,250,000                55.56%
                           JP Morgan Chase Bank                                                          20,000,000                35.55%

The address of each of the above participants is:

                         C/O  The Depository Trust Company
                              55 Water Street
                              New York, NY  10041

     (b)  Not Applicable

     (c)  Not Applicable

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          None

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K
--------  ----------------------------------------------------------------

(a)  The following documents are filed as part of this Report:

     3.   Exhibits:

99.01 Annual Accountant's reports including the attached MBNA Officer's Certificates each dated August 15, 2001 with respect to Series 1994-C, Series 1995-A, Series
         1995-C, Series 1995-E, Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-E, Series 1996-G, Series
         1996-H, Series 1996-J, Series 1996-K, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-E, Series
         1997-F, Series 1997-I, Series 1997-J, Series 1997-K, Series 1997-M, Series 1998-A, Series 1998-C, Series
         1998-E, Series 1998-F, Series 1998-G, Series 1998-I, Series 1998-J, Series 1999-A, Series 1999-B, Series
         1999-D Series 1999-E, Series 1999-G, Series 1999-H, Series 1999-I, Series 1999-J, Series 1999-L, Series
         1999-M, Series 2000-A, Series 2000-B, Series 2000-C, Series 2000-D, Series 2000-E, Series 2000-F, Series
         2000-G, Series 2000-H, Series 2000-I, Series 2000-K, Series 2001-A, and Series 2001-B.

99.02 Annual Servicer's Certificate dated August 15, 2001 with respect to Series 1994-C, Series 1995-A, Series
         1995-C, Series 1995-E, Series 1995-J, Series 1996-A, Series 1996-B, Series 1996-E, Series 1996-G, Series
         1996-H, Series 1996-J, Series 1996-K, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-E, Series
         1997-F, Series 1997-I, Series 1997-J, Series 1997-K, Series 1997-M, Series 1998-A, Series 1998-C, Series
         1998-D, Series 1998-E, Series 1998-F, Series 1998-G, Series 1998-J, Series 1999-A, Series 1999-B, Series
         1999-D Series 1999-E, Series 1999-G, Series 1999-H, Series 1999-I, Series 1999-J, Series 1999-L, Series
         1999-M, Series 2000-A, Series 2000-B, Series 2000-C, Series 2000-D, Series 2000-E, Series 2000-F, Series
         2000-G, Series 2000-H, Series 2000-I, Series 2000-K, Series 2001-A, and Series 2001-B.

(b)   Three reports on Form 8-K were filed by the registrant for each month during the quarter ended December 31,
         2001. These reports filed on October 12, 2001, November 14, 2001, and December 14, 2001 included the following:

         Item 5.  Other Events

            Item 7.  Financial Statements, Pro Forma Financial
                           Information and Exhibits

(c)  See item 14(a) (3) above.

                                                    SIGNATURES
                                                    ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MBNA America Bank, National Association
                                    As originator of Trust Registrant

Date:  March 28, 2002               By: /s/  Christopher Harris
                                       -------------------------------
                                             Christopher Harris
                                             First Vice President