Form 10-K
period 2002-12-31
MBNA AMERICA BK NAT ASSOC MBNA MASTER CREDIT CARD TRUST II
filed 2003-03-31
CIK 936988

                                      UNITED STATES

                              SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549

                                  FORM 10-K

(Mark One)
|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

                                                        or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period ______________________________

Commission file number: 000-20949

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
MBNA Master Credit Card Trust II,
Series 1995-A, Series 1995-C, Series 1996-A, Series 1996-E, Series 1996-G, Series 1996-J, Series 1996-K, Series
1996-M, Series 1997-B, Series 1997-C, Series 1997-I, Series 1997-J, Series 1997-K, Series 1998-A, Series 1998-D,
Series 1999-B, Series 1999-D, Series 1999-G, Series 1999-H, Series 1999-J, Series 1999-M, Series 2000-A, Series
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
90 DAYS.

                              Yes  [X]      No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, tot he best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment
to this form 10-K.  |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).  Yes
|_|  No  |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Registrant has no voting stock or class of common stock outstanding as of the date of this report.

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Registrant is not reporting as a corporate issuer.

                                       Documents incorporated by reference:

                                 No documents are being incorporated by reference

                              INTRODUCTORY NOTE
                              -----------------

MBNA America Bank, National Association (the "Originator") is the originator, seller, and servicer under the
Pooling and Servicing Agreement (the "Agreement"), dated as of August 4, 1994, and the Series 1995-A, Series
1995-C, Series 1996-A, Series 1996-B, Series 1996-E, Series 1996-G, Series 1996-J, Series 1996-K, Series 1996-M,
Series 1997-B, Series 1997-C, Series 1997-I, Series 1997-J, Series 1997-K, Series 1998-A, Series 1998-C, Series
1998-D, Series 1998-E, Series 1998-F, Series 1998-G, Series 1998-J, Series 1999-A, Series 1999-B, Series 1999-D,
Series 1999-G, Series 1999-H, Series 1999-J, Series 1999-L, Series 1999-M, Series 2000-A, Series 2000-B, Series
2000-C, Series 2000-D, Series 2000-E, Series 2000-F, Series 2000-G, Series 2000-H, Series 2000-I, Series 2000-K,
Series 2000-L, Series 2001-A and Series 2001-B. Supplements dated as of March 22, 1995, June 29, 1995, February
28, 1996, March 26, 1996, May 21, 1996, July 17, 1996, September 19, 1996, October 24, 1996, November 26, 1996,
February 27, 1997, March 26, 1997, August 26, 1997, September 10, 1997, October 22, 1997, March 18, 1998, June
24, 1998, July 30, 1998, August 11, 1998, August 26, 1998, September 10, 1998, October 29, 1998, March 25, 1999,
March 26, 1999, June 3, 1999, July 29, 1999, August 18, 1999, September 23, 1999, November 5, 1999, December 1,
1999, March 8, 2000, March 28, 2000, April 13, 2000, May 11, 2000, June 1, 2000, June 23, 2000, July 20, 2000,
August 23, 2000, September 8, 2000, November 21, 2000, December 13, 2000, February 20, 2001, and March 8, 2001
respectively, by and between the Originator and the trustee, providing for the issuance of the MBNA Master Credit
Card Trust II, Series 1995-A, Series 1995-C, Series 1996-A, Series 1996-B, Series 1996-E, Series 1996-G, Series
1996-J, Series 1996-K, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-I, Series 1997-J, Series 1997-K,
Series 1998-A, Series 1998-C, Series 1998-D, Series 1998-E, Series 1998-F, Series 1998-G, Series 1998-J, Series
1999-A, Series 1999-B, Series 1999-D, Series 1999-G, Series 1999-H, Series 1999-J, Series 1999-L, Series 1999-M,
Series 2000-A, Series 2000-B, Series 2000-C, Series 2000-D, Series 2000-E, Series 2000-F, Series 2000-G, Series
2000-H, Series 2000-I, Series 2000-K, Series 2000-L, Series 2001-A, and Series 2001-B. Fixed and Floating Rate
Asset Backed Certificates (the "Certificates") and is the originator of the MBNA Master Credit Card Trust II (the
"Registrant").  The Certificates do not represent obligations of or interest in the Originator.  The Originator has made application pursuant to Section 12 (h) of the Securities Exchange Act of 1934 for an exemption from certain reporting requirements.  Pursuant to an Order of the Securities and Exchange Commission dated December
30, 1988 granting Originator's application, Originator is not required to respond to various items of Form 10-K.
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

                                     PART II
                                     -------

Item 5.   Market For Registrant's Common Equity
-------   And Related Stockholder Matters.
          --------------------------------

          The Certificates representing investors' interests in the Trust are represented by a single Certificate registered in the name of
          Cede and Co., the nominee of The Depository Trust Company.

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
-------   And Financial Disclosure.
          -----------------------------------------------------------

          None

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

          Not Applicable

Item 11.  Executive Compensation
--------  ----------------------

          Not Applicable

                                    PART III
                                    --------

Item 12.  Security Ownership Of Certain Beneficial Owners And Management
--------  --------------------------------------------------------------

   (a) The Certificates of each Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede and Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances.  Accordingly,  Cede and Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December
31, 2002.  Such direct participants may hold Certificates for their own accounts or for the accounts of their customers.  At December 31, 2002, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Series outstanding on that date. The information on DTC participants held positions is provided by DTC.

                                                                                                  Aggregate
                                                                                                  Amount of               Percentage
          Title                                                                                 Certificates                  Of
          Class                                        Name                                         Held                  Ownership
---------------            ----------------------------------------                                ----------------          ------------

      Series 1995-A
         Class A
                           Bank of New York (The)                                                       $29,215,000                 5.84%
                           Boston Safe Deposit and Trust Company                                         72,730,000                14.54%
                           Deutsche Bank Trust Company Americas                                          66,110,000                13.22%

                           JPMorgan Chase Bank                                                          122,394,000                24.47%
                           JPMorgan Chase Bank/Greenwich Capital                                         27,000,000                 5.40%
                           Merrill Lynch, Pierce Fenner and Smith Safekeeping                              30,211,000                 6.04%
                           State Street Bank and Trust Company                                           75,340,000                15.06%
         Class B           Citibank, N.A.                                                                $8,000,000                30.92%
                           JPMorgan Chase Bank                                                            7,875,000                30.43%
                           Mizuho Trust and Banking Co. (USA)                                              10,000,000                38.65%

      Series 1995-C
         Class A           Bank of New York (The)                                                     $ 117,846,000                23.56%
                           Boston Safe Deposit and Trust Company                                         55,308,000                11.06%
                           Bank One Trust Company, N.A.                                                  26,807,000                 5.36%
                           JPMorgan Chase Bank                                                           61,113,000                12.22%
                           State Street Bank and Trust Company                                           68,270,000                13.65%
                           Wachovia Bank N.A. - Phila. Main                                              26,350,000                 5.27%
         Class B           Bank One Trust Company, N.A.                                                $ 25,875,000               100.00%

      Series 1996-A
         Class A           Bank of New York (The)                                                      $215,700,000                35.42%
                           Deutsche Bank Trust Company Americas                                         112,921,000                18.54%
                           JPMorgan Chase Bank                                                          115,029,000                18.89%
                           State Street Bank and Trust Company                                           61,500,000                10.10%
         Class B           Citibank, N.A.                                                              $ 15,000,000                47.62%
                           Mizuho Trust and Banking Co. (USA)                                              16,500,000                52.38%

      Series 1996-B
         Class A           Bank of New York (The)                                                      $ 92,865,000                21.35%
                           Citibank, N.A.                                                                32,752,000                 7.53%
                           Investors Bank and Trust - Institutional Custody                                30,500,000                 7.01%
                           JPMorgan Chase Bank                                                           66,400,000                15.26%
                           Mizuho Trust and Banking Co. (USA)                                              25,000,000                 5.75%
                           State Street Bank and Trust Company                                           40,730,000                 9.36%
                           Wachovia Bank N.A. - Phila. Main                                              55,650,000                12.79%
                           Wells Fargo Bank Minnesota, N.A.                                              31,170,000                 7.17%
         Class B           Goldman, Sachs and Co.                                                         $ 7,500,000                33.33%
                           SSB - Bank Portfolio                                                          15,000,000                66.67%

      Series 1996-E
         Class A           Deutsche Bank Trust Company Americas                                        $ 92,924,000                14.58%
                           JPMorgan Chase Bank/Broker and Dealer Clearance Department                      47,000,000                 7.37%
                           JPMorgan Chase Bank                                                          173,310,000                27.19%
                           JPMorgan Chase Bank/Greenwich Capital                                         38,979,000                 6.11%
                           State Street Bank and Trust Company                                          177,195,000                27.80%
         Class B           Boston Safe Deposit and Trust Company                                         15,000,000                26.67%
                           Harris Trust and Savings Bank                                                  5,000,000                 8.89%
                           JPMorgan Chase Bank                                                           31,450,000                55.91%

      Series 1996-G
         Class A           Bank of New York (The)                                                      $ 96,750,000                22.76%
                           Barclays Capital Inc./Barclays Capital Inc. Fixed Income                      37,500,000                 8.82%
                           Boston Safe Deposit and Trust Company                                         75,500,000                17.76%
                           Citibank, N.A.                                                                65,000,000                15.29%
                           JPMorgan Chase Bank                                                           72,750,000                17.12%
                           Merrill Lynch, Pierce Fenner and Smith Safekeeping                              50,000,000                11.76%
         Class B           Boston Safe Deposit and Trust Company                                          5,000,000                13.33%
                           Deutsche Bank Trust Company Americas                                           5,000,000                13.33%
                           JPMorgan Chase Bank                                                            5,000,000                13.33%
                           Merrill Lynch, Pierce Fenner and Smith Safekeeping                              17,500,000                46.68%
                           State Street Bank and Trust Company                                            5,000,000                13.33%

      Series 1996-J        Bank of New York (The)                                                      $ 36,785,000                 4.33%
         Class A           Boston Safe Deposit and Trust Company                                   $ 52,200,000                     6.14%
                           Deutsche Bank Trust Company Americas                                       164,594,000                19.36%
                           JPMorgan Chase Bank                                                          111,630,000                13.13%
                           JPMorgan Chase Bank/Greenwich Capital                                        181,350,000                21.34%
                           Prudential Securities Custody                                                 78,545,000                 9.24%
                           State Street Bank and Trust Company                                          118,255,000                13.91%
         Class B           JPMorgan Chase Bank                                                         $ 60,945,000                81.26%
                           State Street Bank and Trust Company                                            5,720,000                 7.63%

      Series 1996-K
         Class A           Bank of New York (The)                                                     $ 116,990,000                13.76%
                           Boston Safe Deposit and Trust Company                                         75,830,000                 8.92%
                           Deutsche Bank Trust Company Americas                                       230,811,000                27.15%
                           HSBC Bank USA Omnibus                                                         44,375,000                 5.22%
                           JPMorgan Chase Bank                                                          117,445,000                13.82%
                           Northern Trust Company (The)                                                  67,000,000                 7.88%
                           UBS AG                                                                       145,179,000                17.08%
         Class B           Boston Safe Deposit and Trust Company                                       $ 20,000,000                26.67%
                           JPMorgan Chase Bank                                                           50,000,000                66.67%

      Series 1996-M
         Class A           Bank of New York (The)                                                      $ 68,420,000                16.10%
                           Boston Safe Deposit and Trust Company                                         51,480,000                12.11%
                           Citibank, N.A.                                                                40,300,000                 9.48%
                           JPMorgan Chase Bank                                                          177,535,000                41.77%
                           State Street Bank and Trust Company                                           22,320,000                 5.25%
                           Wells Fargo Bank Minnesota, N.A.                                              30,850,000                 7.26%
         Class B           Boston Safe Deposit and Trust Company                                       $ 11,250,000                30.00%
                           Deutsche Bank Trust Company Americas                                        15,750,000                42.00%
                           Bank of Tokyo-Mitsubishi Trust Company                                        10,500,000                28.00%
      Series 1997-B
         Class A           Bank Of New York (The)                                                      $140,800,000                16.56%
                           DBTC Americas/Deutsche Bank Frankfurt                                         99,650,000                11.72%
                           JPMorgan Chase Bank                                                          418,280,000                49.21%
                           JPMorgan Chase Bank/Correspondence Clearning Services 2                      113,070,000                13.30%
                           Merrill Lynch, Pierce Fenner and Smith Safekeeping                              46,200,000                 5.44%
         Class B           Deutsche Bank Trust Company Americas                                        $ 50,800,000                67.74%
                           JPMorgan Chase Bank                                                           10,000,000                13.33%
                           Morgan Stanley and Co. Incorporated                                             10,000,000                13.33%
                           Wells Fargo Bank Minnesota, N.A.                                               4,200,000                 5.60%
      Series 1997-C
         Class A           Boston Safe Deposit and Trust Company                                       $137,600,000                21.58%
                           Deutsche Bank Trust Company Americas                                          58,000,000                 9.10%
                           JPMorgan Chase Bank/Broker and Dealer Clearance Department                      50,000,000                 7.84%
                           JPMorgan Chase Bank                                                          101,765,000                15.96%
                           Prudential Securities Custody                                                 50,000,000                 7.84%
                           State Street Bank and Trust Company                                          142,242,000                22.31%
         Class B           Bank of New York (The)                                                        $8,800,000                15.64%
                           Bank One Trust Company, N.A.                                                   5,000,000                 8.89%
                           Boston Safe Deposit and Trust Company                                         37,000,000                65.78%
                           JPMorgan Chase Bank                                                            5,450,000                 9.69%

      Series 1997-I
         Class A           Bank of New York (The)                                                     $ 105,062,000                16.48%
                           Boston Safe Deposit and Trust Company                                         40,620,000                 6.37%
                           Citibank, N.A.                                                                77,735,000                12.19%
                           Deutsche Bank Trust Company Americas                                          58,060,000                 9.11%
                           JPMorgan Chase Bank                                                          129,418,000                20.30%
                           State Street Bank and Trust Company                                           33,892,000                 5.32%
         Class B           JPMorgan Chase Bank                                                         $ 16,250,000                28.89%
                           Prudential Securities Custody                                                 25,000,000                44.44%
                           State Street Bank and Trust Company                                           15,000,000                26.67%

      Series 1997-J
         Class A           Bank of New York (The)                                                     $ 221,925,000                34.81%
                           Barclay's Capital,Inc. / Fixed Income                                         70,000,000                10.98%
                           Deutsche Bank Trust Company Americas                                          49,305,000                 7.73%
                           JPMorgan Chase Bank                                                           83,725,000                13.13%
                           State Street Bank and Trust Company                                           85,449,000                13.40%
         Class B           Boston Safe Deposit and Trust Company                                       $ 36,250,000                64.44%
                           Citibank, N.A.                                                                 5,000,000                 8.89%
                           JPMorgan Chase Bank                                                           10,000,000                17.78%
                           Salomon Smith Barney Inc./Salomon Brothers                                     5,000,000                 8.89%

      Series 1997-K
         Class A           Bank of New York (The)                                                      $120,000,000                18.82%
                           Boston Safe Deposit and Trust Company                                         48,610,000                 7.63%
                           Citibank, N.A.                                                                50,000,000                 7.84%
                           JPMorgan Chase Bank                                                          143,065,000                22.44%
                           Northern Trust Company (The)                                                 249,500,000                39.14%
         Class B           Barclays Capital Inc./Barclays Capital Inc. Fixed Income                     $ 5,000,000                 8.89%
                           Citibank, N.A.                                                                 6,000,000                10.66%
                           Deutsche Bank Trust Company Americas                                          15,000,000                26.67%
                           JPMorgan Chase Bank                                                           15,250,000                27.11%
                           State Street Bank and Trust Company                                           15,000,000                26.67%

      Series 1998-A
         Class A           Deutsche Bank Trust Company Americas                                        $115,845,000                18.17%
                           JPMorgan Chase Bank/Broker and Dealer Clearance Dept.                          192,435,000                30.19%
                           JPMorgan Chase Bank                                                           98,210,000                15.41%
                           State Street Bank and Trust Company                                           65,320,000                10.25%
                           Wachovia Bank N.A.                                                            45,715,000                 7.17%
         Class B           JPMorgan Chase Bank                                                         $ 56,250,000               100.00%

      Series 1998-C
         Class A           Barclays Global Investors N.A./Investors Bank and Trust Co.                 $ 200,000,000                31.37%
                           Deutsche Bank Trust Company Americas                                          96,500,000                15.14%
                           JPMorgan Chase Bank/Broker and Dealer Clearance Dept.                          140,000,000                21.96%
                           State Street Bank and Trust Company                                          134,300,000                21.07%
         Class B           Citibank, N.A.                                                                $7,500,000                13.33%
                           JPMorgan Chase Bank                                                           46,750,000                83.11%

      Series 1998-D
         Class A           Bank of New York (The)                                                      $ 77,015,000                16.21%
                           Citibank, N.A.                                                                51,515,000                10.85%
                           Deutsche Bank Trust Company Americas                                          88,900,000                18.72%
                           JPMorgan Chase Bank                                                           78,339,000                16.49%
                           State Street Bank and Trust Company                                           39,275,000                 8.27%
         Class B           Bank of New York (The)                                                        $5,000,000                11.90%
                           Mizuho Trust and Banking Co. (USA)                                              10,000,000                23.81%
                           JPMorgan Chase Bank                                                           15,000,000                35.72%
                           Bank One Trust Company, N.A.                                                  12,000,000                28.57%

      Series 1998-E
         Class A           Bank of New York (The)                                                      $479,575,000                63.94%
                           Citibank, N.A.                                                                56,250,000                 7.50%
                           JPMorgan Chase Bank                                                          102,605,000                13.68%
                           U.S. Bank N.A.                                                                86,000,000                11.47%
         Class B           Bank of New York (The)                                                       $ 9,500,000                14.35%
                           Bank of Tokyo-Mitsubishi Trust Company                                        20,000,000                30.21%
                           Citibank, N.A.                                                                 5,200,000                 7.86%
                           JPMorgan Chase Bank                                                           31,500,000                47.58%

      Series 1998-F
         Class A           Bank of New York (The)                                                      $ 47,622,000                11.21%
                           Deutsche Bank Trust Company Americas                                          42,867,000                10.09%
                           Investors Bank and Trust/Institutional Custody                                  39,000,000                 9.18%
                           JPMorgan Chase Bank                                                           87,455,000                20.58%
                           Merrill Lynch, Pierce Fenner and Smith Safekeeping                              50,000,000                11.76%
                           State Street Bank and Trust Company                                           77,580,000                18.25%
                           Wells Fargo Bank Minnesota, N.A.                                              31,505,000                 7.41%
         Class B           JPMorgan Chase Bank                                                         $ 37,500,000               100.00%

      Series 1998-G
         Class A           Banc Of America Securities LLC                                              $ 36,000 000                 5.65%
                           Boston Safe Deposit and Trust Company                                        128,500,000                20.16%
                           Citibank, N.A.                                                                44,000,000                 6.90%
                           Deutsche Bank Trust Company Americas                                          69,000,000                10.82%
                           Goldman, Sachs and Co.                                                          45,000,000                 7.06%
                           JPMorgan Chase Bank                                                           76,330,000                11.97%
                           Merrill Lynch, Pierce Fenner and Smith Safekeeping                             110,000,000                17.25%
                           U.S Bank N.A.                                                                 70,000,000                10.98%
         Class B           Bank of New York (The)                                                      $ 10,750,000                19.11%
                           Deutsche Bank Trust Company Americas                                          15,000,000                26.67%
                           JPMorgan Chase Bank                                                           30,000,000                53.33%

      Series 1998-J
         Class A           Bank of New York (The)                                                      $ 70,955,000                10.75%
                           Boston Safe Deposit and Trust Company                                         51,199,000                 7.76%
                           Deutsche Bank Trust Company Americas                                          47,329,000                 7.17%
                           JPMorgan Chase Bank                                                           81,026,000                12.28%
                           State Street Bank and Trust Company                                          151,311,000                22.93%
         Class B           Boston Safe Deposit and Trust Company                                        $ 7,500,000                16.67%
                           JPMorgan Chase Bank                                                           10,000,000                22.22%
                           SSB - Bank Portfolio                                                          26,000,000                57.78%

      Series 1999-A
         Class A           Bank of New York (The)                                                     $ 199,000,000                46.82%
                           Deutsche Bank Trust Company Americas                                         130,000,000                30.59%
                           JPMorgan Chase Bank                                                           40,500,000                 9.53%
         Class B           Deutsche Bank Trust Company Americas                                        $ 23,850,000                63.60%
                           JPMorgan Chase Bank                                                           10,750,000                28.67%

      Series 1999-B
         Class A           Bank of New York (The)                                                      $ 84,967,000                13.33%
                           Boston Safe Deposit and Trust Company                                         56,747,000                 8.90%
                           Citibank, N.A.                                                                47,475,000                 7.45%
                           Deutsche Bank Trust Company Americas                                          40,765,000                 6.39%
                           JPMorgan Chase Bank                                                          151,130,000                23.71%
                           Northern Trust Company (The)                                                  33,705,000                 5.29%
                           State Street Bank and Trust Company                                           76,740,000                12.04%
                           Union Bank of California, N.A.                                                37,685,000                 5.91%
         Class B           Boston Safe Deposit and Trust Company                                        $10,000,000                17.78%
                           JPMorgan Chase Bank                                                           26,250,000                46.67%
                           State Street Bank and Trust Company                                           15,000,000                26.67%
                           UMB Bank, National Association                                                 4,000,000                 7.11%

      Series 1999-D
         Class A           Bank of New York (The)                                                      $ 30,000,000                 7.06%
                           Citibank Dealer-Tax Exempt Operations                                         50,000,000                11.76%
                           Deutsche Bank Trust Company Americas                                          69,815,000                16.43%
                           JPMorgan Chase Bank                                                          140,097,000                32.96%
                           U.S. Bank N.A.                                                                50,875,000                11.97%
                           Wachovia Bank N.A. - Phila. Main                                              25,728,000                 6.05%
                           Wells Fargo Bank Minnesota, N.A.                                              37,000,000                 8.71%
         Class B           Bank of New York (The)                                                      $ 11,000,000                29.33%
                           JPMorgan Chase Bank                                                           15,000,000                40.00%
                           SSB - Bank Portfolio                                                          10,000,000                26.67%

      Series 1999-G
         Class A           Bank of New York (The)                                                       $44,915,000                 7.05%
                           Boston Safe Deposit and Trust Company                                         37,585,000                 5.90%
                           Deutsche Bank Trust Company Americas                                         147,415,000                23.12%
                           Investors Bank and Trust Company                                              46,825,000                 7.35%
                           JPMorgan Chase Bank                                                           84,515,000                13.26%
                           State Street Bank and Trust Company                                           57,610,000                 9.04%

         Class B           Bank of New York (The)                                                       $ 9,710,000                17.26%
                           JPMorgan Chase Bank                                                           12,600,000                22.40%
                           Northern Trust Company (The)                                                   2,850,000                 5.07%
                           SSB - Bank Portfolio                                                          25,760,000                45.80%

      Series 1999-H
         Class A           Boston Safe Deposit and Trust Company                                      $ 143,500,000                16.88%
                           Citibank, N.A.                                                               222,666,000                26.20%
                           Deutsche Bank Trust Company Americas                                          50,000,000                 5.88%
                           JPMorgan Chase Bank                                                           49,400,000                 5.81%
                           State Street Bank and Trust Company                                          381,390,000                44.87%

         Class B           Barclays Global Investors N.A./Investors Bank and Trust                       $ 10,000,000                13.33%
                           Boston Safe Deposit and Trust Company                                         12,200,000                16.27%
                           Bank of Tokyo-Mitsubishi Trust Company                                        15,000,000                20.00%
                           JPMorgan Chase Bank                                                           10,000,000                13.33%
                           Mizuho Trust and Banking Co. (USA)                                              20,000,000                26.67%
                           State Street Bank and Trust Company                                            6,000,000                 8.00%

      Series 1999-J
         Class A           Bank of New York (The)                                                      $141,840,000                16.69%
                           Boston Safe Deposit and Trust Company                                        154,538,000                18.18%
                           Deutsche Bank Trust Company Americas                                          66,616,000                 7.84%
                           JPMorgan Chase Bank                                                          138,045,000                16.24%
                           State Street Bank and Trust Company                                          165,426,000                19.46%
         Class B           Bank of New York (The)                                                      $ 12,985,000                17.31%
                           Boston Safe Deposit and Trust Company                                         20,810,000                27.75%
                           CitiBank, N.A.                                                                10,000,000                13.33%
                           JPMorgan Chase Bank                                                           17,700,000                23.60%
                           State Street Bank and Trust Company                                            8,000,000                10.67%

      Series 1999-L
         Class A           Bank of New York (The)                                                     $ 120,000,000                18.82%
                           Bank One Trust Company, N.A.                                                  34,905,000                 5.48%
                           Brown Brothers Harriman and Co.                                                 41,000,000                 6.43%
                           JPMorgan Chase Bank                                                          256,000,000                40.16%
                           U.S. Bank N.A.                                                                80,548,000                12.63%
         Class B           Deutsche Bank Trust Company Americas                                        $ 36,250,000                64.44%
                           Mizuho Trust and Banking Co. (USA)                                            20,000,000                35.56%

      Series 1999-M
         Class A           Bank of New York (The)                                                      $ 31,218,000                 7.35%
                           Boston Safe Deposit and Trust Company                                         46,295,000                10.89%
                           Brown Brothers Harriman and Co.                                                 38,500,000                 9.06%
                           Deutsche Bank Trust Company Americas                                          48,175,000                11.34%
                           JPMorgan Chase Bank                                                          121,210,000             28.52%
                           State Street Bank and Trust Company                                           69,195,000                16.28%
                           Wachovia Bank N.A. - Phila. Main                                              21,735,000                 5.11%
         Class B           Citibank, N.A.                                                              $ 20,050,000                53.47%
                           JPMorgan Chase Bank                                                           15,150,000                40.40%
                           SSB - Trust Custody                                                            2,300,000                 6.13%

      Series 2000-A
         Class A           Bank of New York (The)                                                     $ 122,755,000                19.26%
                           Boston Safe Deposit and Trust Company                                         53,615,000                 8.41%
                           Deutsche Bank Trust Company Americas                                          78,280,000                12.28%
                           JPMorgan Chase Bank                                                          157,917,000                24.77%
                           State Street Bank and Trust Company                                           61,490,000                 9.65%
         Class B           Bank of New York (The)                                                      $ 10,000,000                17.78%
                           Citibank, N.A.                                                                 5,000,000                 8.89%
                           Deutsche Bank Trust Company Americas                                           5,500,000                 9.78%
                           JPMorgan Chase Bank                                                           24,100,000                42.84%
                           State Street Bank and Trust Company                                           10,650,000                18.93%

      Series 2000-B
         Class A           Bank of New York (The)                                                     $ 186,813,000                29.30%
                           Barclays Global Investors N.A./Investors Bank and Trust                         52,125,000                 8.18%
                           CitiBank, N.A.                                                                32,150,000                 5.04%
                           Deutsche Bank Trust Company Americas                                          82,870,000                13.00%
                           JPMorgan Chase Bank                                                           76,800,000                12.05%
                           Northern Trust Company (The)                                                   45,280,000                 7.10%
                           State Street Bank and Trust Company                                          125,835,000                19.74%
         Class B           Bank of New York (The)                                                       $ 3,000,000                 5.33%
                           Deutsche Bank Trust Company Americas                                          23,750,000                42.22%
                           JPMorgan Chase Bank                                                           27,000,000                48.00%

      Series 2000-C
         Class A           Bank of New York (The)                                                      $ 80,360,000                 6.30%
                           Boston Safe Deposit and Trust Company                                        258,945,000                20.31%
                           JPMorgan Chase Bank                                                          418,235,000                32.80%
                           State Street Bank and Trust Company                                          375,900,000                29.48%
         Class B           Deutsche Bank Trust Company Americas                                        $ 14,470,000                12.86%
                           JPMorgan Chase Bank                                                           55,500,000                49.33%
                           Merrill Lynch, Pierce Fenner and Smith Safekeeping                              40,000,000                35.56%

      Series 2000-D
         Class A           Banc of America Securities LLC                                               $43,900,000                 6.08%
                           Citibank, N.A.                                                               121,250,000                16.78%
                           DBTC Americas/Sun Trust Bank                                                  75,000,000                10.38%
                           JPMorgan Chase Bank                                                          246,431,000                34.11%
                           State Street Bank and Trust Company                                           43,330,000                 6.00%
                           U.S. Bank N.A.                                                                57,710,000                 7.99%
         Class B           JPMorgan Chase Bank                                                         $ 50,750,000                79.61%
                           Mizuho Trust and Banking Co. (USA)                                              13,000,000                20.39%

      Series 2000-E
         Class A           Bank of New York (The)                                                      $ 50,330,000                10.07%
                           Boston Safe Deposit and Trust Company                                        124,940,000                24.99%
                           Deutsche Bank Trust Company Americas                                          32,060,000                 6.41%
                           JPMorgan Chase Bank                                                           69,390,000                13.88%
                           JPMorgan Chase Bank/Correspondence Clearing Services 2                        30,000,000                 6.00%
                           Northern Trust Company (The)                                                  87,570,000                17.51%
                           State Street Bank and Trust Company                                           71,225,000                14.25%
         Clase B           Citibank, N.A.                                                              $ 23,750,000                52.78%
                           JPMorgan Chase Bank                                                           21,250,000                47.22%

      Series 2000-F
         Class A           Bank of Tokyo-Mitsubishi Trust Company                                      $750,000,000               100.00%
         Class B           Bank of Tokyo-Mitsubishi Trust Company                                      $ 33,000,000                49.85%
                           Deutsche Bank Trust Company Americas                                          33,200,000                50.15%

      Series 2000-G
         Class A           Bank of New York (The)                                                       $60,000,000                 9.41%
                           Boston Safe Deposit and Trust Company                                        145,000,000                22.75%
                           Citibank, N.A.                                                                94,700,000                14.85%
                           State Street Bank and Trust Company                                          305,000,000                47.84%
         Class B           Boston Safe Deposit and Trust Company                                       $ 10,000,000                17.78%
                           Bank of Tokyo-Mitsubishi Trust Company                                        17,000,000                30.22%
                           Deutsche Bank Trust Company Americas                                          10,000,000                17.78%
                           JPMorgan Chase Bank                                                           19,000,000                33.78%

      Series 2000-H
         Class A           Bank of New York (The)                                                      $ 81,500,000                13.70%
                           Citibank N.A. London (GATS)                                                   37,500,000                 6.30%
                           Citibank, N.A.                                                                55,000,000                 9.24%
                           Deutsche Bank Trust Company Americas                                         135,500,000                22.77%
                           JPMorgan Chase Bank                                                          205,500,000                34.55%
                           JPMorgan Chase Bank/Correspondence Clearing Services 2                        30,000,000                 5.04%
                           U.S. Bank N.A.                                                                50,000,000                 8.40%
         Class B           BNY Clearing International Services Division                                $ 10,000,000                19.05%
                           JPMorgan Chase Bank                                                           42,500,000                80.95%

      Series 2000-I
         Class A           Bank of New York (The)                                                     $ 112,183,000                13.20%
                           Boston Safe Deposit and Trust Company                                         91,647,000                10.78%
                           Deutsche Bank Trust Company Americas                                         180,350,000                21.22%
                           JPMorgan Chase Bank                                                          117,613,000                13.84%
                           Northern Trust Company (The)                                                  69,223,000                 8.14%
                           SSB - Trust Custody                                                           46,402,000                 5.46%
                           SSB - Bank Portfolio                                                          50,850,000                 5.98%
         Class B           Bank of New York (The)                                                      $ 75,000,000               100.00%

      Series 2000-K
         Class A           Bank of New York (The)                                                      $ 90,104,000                14.13%
                           JPMorgan Chase Bank                                                           55,000,000                 8.63%
                           State Street Bank and Trust Company                                          391,049,000                61.34%
         Class B           Deutsche Bank Trust Company Americas                                         $ 8,750,000                15.55%
                           JPMorgan Chase Bank                                                       21,250,000                    37.78%
                           Merrill Lynch, Pierce Fenner and Smith Safekeeping                              20,000,000                35.56%
                           Wells Fargo Bank Minnesota, N.A.                                               6,250,000                11.11%

      Series 2000-L
         Class A           Bank of New York (The)                                                      $ 84,364,000                19.85%
                           Boston Safe Deposit and Trust Company                                         63,865,000                15.03%
                           Deutsche Bank Trust Company Americas                                         100,861,000                23.73%
                           JPMorgan Chase Bank                                                       53,120,000                    12.50%
                           Wachovia Bank N.A. - Phila. Main                                              51,165,000                12.04%
         Class B           JPMorgan Chase Bank                                                         $ 33,250,000                88.67%
                           LBI-Lehman Government Securities Inc. (LBI)                                    3,250,000                 8.67%

      Series 2001-A
         Class A           Bank of New York (The)                                                     $ 228,000,000                21.46%
                           Citibank Dealer-Tax Exempt Operations                                         63,800,000                 6.00%
                           Deutsche Bank Securities Inc.                                                250,000,000                23.53%
                           JPMorgan Chase Bank                                                          325,000,000                30.59%
                           State Street Bank and Trust Company                                          147,600,000                13.89%
         Class B           Boston Safe Deposit and Trust Company                                       $ 28,000,000                29.87%
                           Merrill Lynch, Pierce Fenner and Smith Safekeeping                              65,750,000                70.13%

      Series 2001-B
         Class A           Bank of New York (The)                                                     $ 304,000,000                47.69%
                           DBTC Americas/Deutsche Bank Frankfurt                                         60,000,000                 9.41%
                           JP Morgan Chase Bank                                                         208,500,000                32.71%
                           U.S. Bank N.A.                                                                37,850,000                 5.94%
         Class B           Bank of New York (The)                                                       $ 5,000,000                 8.89%
                           Deutsche Bank Trust Company Americas                                          31,250,000                55.56%
                           JP Morgan Chase Bank                                                          20,000,000                35.55%

The address of each of the above participants is:

                         C/O  The Depository Trust Company
                              55 Water Street
                              New York, NY  10041

     (b)  Not Applicable

     (c)  Not Applicable

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          None

Item 14.  Controls and Procedures
--------  ----------------------------------------------

             Not Applicable

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K
--------  ----------------------------------------------------------------

(a)  The following documents are filed as part of this Report:

     3.   Exhibits:

3.1      MBNA America Bank, N.A. Composite Articles of Association as amended through November 6, 2002.

3.2      MBNA America Bank, N.A. Composite Bylaws as amended through May 30,2002.

99.01 Annual Accountant's reports dated August 15, 2002 with respect to Series 1995-A, Series 1995-C, Series
         1996-A, Series 1996-B, Series 1996-E, Series 1996-G, Series 1996-J, Series 1996-K, Series 1996-M, Series
         1997-B, Series 1997-C, Series 1997-I, Series 1997-J, Series 1997-K, Series 1998-A, Series 1998-C, Series
         1998-D, Series 1998-E, Series 1998-F, Series 1998-G, Series 1998-J, Series 1999-A, Series 1999-B, Series
         1999-D, Series 1999-G, Series 1999-H, Series 1999-J, Series 1999-L, Series 1999-M, Series 2000-A, Series
         2000-B, Series 2000-C, Series 2000-D, Series 2000-E, Series 2000-F, Series 2000-G, Series 2000-H, Series
         2000-I, Series 2000-K, Series 2000-L, Series 2001-A, and Series 2001-B.

99.02 Annual Servicer's Certificate dated August 15, 2002 with respect to Series 1995-A, Series 1995-C, Series
         1996-A, Series 1996-B, Series 1996-E, Series 1996-G, Series 1996-J, Series 1996-K, Series 1996-M, Series
         1997-B, Series 1997-C, Series 1997-I, Series 1997-J, Series 1997-K, Series 1998-A, Series 1998-C, Series
         1998-D, Series 1998-E, Series 1998-F, Series 1998-G, Series 1998-J, Series 1999-A, Series 1999-B, Series
         1999-D, Series 1999-G, Series 1999-H, Series 1999-J, Series 1999-L, Series 1999-M, Series 2000-A, Series
         2000-B, Series 2000-C, Series 2000-D, Series 2000-E, Series 2000-F, Series 2000-G, Series 2000-H, Series
         2000-I, Series 2000-K, Series 2000-L, Series 2001-A, and Series 2001-B.

(b)   Three reports on Form 8-K were filed by the registrant for each month during the quarter ended December 31,
         2002. These reports filed on October 18, 2002, November 19, 2002, and December 17, 2002 included the following:

         Item 5.  Other Events

            Item 7.  Financial Statements, Pro Forma Financial
                           Information and Exhibits

(c)  See item 15(a) (3) above.

                                                    SIGNATURES
                                                    ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MBNA Master Credt Card TrustII (Registrant)
                                   By: MBNA America Bank, National Association
                                   As Servicer

Date:  March 31, 2002               By: /s/ Douglas O. Hart
                                       -------------------------------

                                                   Certification

I, Douglas O. Hart, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the MBNA
Credit Card Master  Note Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement,  for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar,  agreement,  and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date:  March 31, 2003

/s/ Douglas O. Hart
Douglas O. Hart
Senior Executive Vice President