Form 10-K
period 2003-06-30
MBNA AMERICA BK NAT ASSOC MBNA MASTER CREDIT CARD TRUST II
filed 2003-09-30
CIK 936988

                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, DC   20549

                                         FORM 10-K

(Mark One)
|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                        or

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period January 1, 2003 through June 30, 2003.
                      --------------------------------------

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

MBNA Master Credit Card Trust II,
Series 1995-A, Series 1995-C, Series 1996-G, Series 1996-J, Series 1996-K, Series 1996-M, Series 1997-B, Series 1997-C, Series
1997-I, Series 1997-J, Series 1997-K, Series 1998-D, Series 1999-B, Series 1999-D, Series 1999-G, Series 1999-H, Series 1999-J,
Series 1999-M, Series 2000-A, Series 2000-E, Series 2000-I, Series 2000-L.

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

                              Yes  [X]      No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part II of the Form 10-K or any amendment to this form 10-K.  |_|

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

                                 Documents incorporated by reference:

                          No documents are being incorporated by reference

                                      INTRODUCTORY NOTE
                                      -----------------

MBNA America Bank, National Association (the "Originator") is the originator, seller, and servicer under the Pooling and Servicing
Agreement (the "Agreement"), dated as of August 4, 1994, and the Series 1995-A, Series 1995-C, Series 1996-B, Series 1996-G, Series
1996-J, Series 1996-K, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-I, Series 1997-J, Series 1997-K,  Series 1998-D,
Series 1998-E, Series 1998-F, Series 1998-G, Series 1998-J, Series 1999-A, Series 1999-B, Series 1999-D, Series 1999-G, Series
1999-H, Series 1999-J, Series 1999-L, Series 1999-M, Series 2000-A, Series 2000-C, Series 2000-D, Series 2000-E, Series 2000-F,
Series 2000-G, Series 2000-H, Series 2000-I, Series 2000-K, Series 2000-L, Series 2001-A and Series 2001-B Supplements dated as of
March 22, 1995, June 29, 1995, March 26, 1996, July 17, 1996, September 19, 1996, October 24, 1996, November 26, 1996, February 27,
1997, March 26, 1997, August 26, 1997, September 10, 1997, October 22, 1997, July 30, 1998, August 11, 1998, August 26, 1998,
September 10, 1998, October 29, 1998, March 25, 1999, March 26, 1999, June 3, 1999, July 29, 1999, August 18, 1999, September 23,
1999, November 5, 1999, December 1, 1999, March 8, 2000, April 13, 2000, May 11, 2000, June 1, 2000, June 23, 2000, July 20, 2000,
August 23, 2000, September 8, 2000, November 21, 2000, December 13, 2000, February 20, 2001, and March 8, 2001 respectively, by and between the Originator and the trustee, providing for the issuance of the MBNA Master Credit Card Trust II, Series 1995-A, Series
1995-C, Series 1996-B, Series 1996-G, Series 1996-J, Series 1996-K, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-I,
Series 1997-J, Series 1997-K, Series 1998-D, Series 1998-E, Series 1998-F, Series 1998-G, Series 1998-J, Series 1999-A, Series
1999-B, Series 1999-D, Series 1999-G, Series 1999-H, Series 1999-J, Series 1999-L, Series 1999-M, Series 2000-A, Series 2000-C,
Series 2000-D, Series 2000-E, Series 2000-F, Series 2000-G, Series 2000-H, Series 2000-I, Series 2000-K, Series 2000-L, Series
2001-A, and Series 2001-B Fixed and Floating Rate Asset Backed Certificates (the "Certificates") and is the originator of the MBNA
Master Credit Card Trust II (the "Trust" and the "Registrant").  The Certificates do not represent obligations of or interest in the
Originator.  The Originator has made application pursuant to Section 12 (h) of the Securities Exchange Act of 1934 for an exemption from certain reporting requirements.  Pursuant to an Order of the Securities and Exchange Commission dated December 30, 1988 granting
Originator's application, Originator is not required to respond to various items of Form 10-K.  Such items are designated herein as
"Not Applicable".

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
-------   And Financial Disclosure.
          -----------------------------------------------------------

          None

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

          Not Applicable

Item 11.  Executive Compensation
--------  ----------------------

          Not Applicable

                                    PART III
                                    --------

Item 12.  Security Ownership Of Certain Beneficial Owners And Management
--------  --------------------------------------------------------------

   (a) The Certificates of each Series representing investors' interests in the Trust and are represented by one or more Certificates registered in the name of Cede and Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the
Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances.  Accordingly, Cede and Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at June 30, 2003.  Such direct participants may hold Certificates for their own accounts or for the accounts of their customers.  At June 30, 2003, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Series outstanding on that date. The information on DTC participants' held positions is provided by DTC.

                                                                                                        Aggregate
                                                                                                        Amount of             Percentage
   Title                                                                                                Certificates             Of
   Class                                   Name                                                          Held                 Ownership
--------------             ----------------------------------------                                ----------------         ----------

Series 1995-A
   Class A
                           Bank of New York (The)                                                       $29,605,000              5.92%
                           Deutsche Bank Trust Company Americas                                          47,910,000              9.58%
                           JPMorgan Chase Bank                                                          209,904,000             41.96%
                           JPMorgan Chase Bank/Greenwich Capital                                         27,000,000              5.40%
                           Merrill Lynch, Pierce Fenner and Smith Safekeeping                              30,796,000              6.16%
                           State Street Bank and Trust Company                                           73,875,000             14.77%
    Class B                Citibank, N.A.                                                               $ 8,000,000             30.92%
                           JPMorgan Chase Bank                                                            7,875,000             30.43%
                           Mizuho Trust and Banking Co. (USA)                                              10,000,000             38.65%

Series 1995-C
    Class A                Bank of New York (The)                                                     $ 105,405,000             21.07%
                           Boston Safe Deposit and Trust Company                                         53,693,000             10.73%
                           JPMorgan Chase Bank                                                           77,088,000             15.41%
                           Northern Trust Company (The)                                                  26,114,000              5.22%
                           State Street Bank and Trust Company                                           70,950,000             14.18%
                           Union Bank of California, N.A.                                                41,850,000              8.37%
                           Wachovia Bank N.A. - Phila. Main                                              26,350,000              5.27%
    Class B                JPMorgan Chase Bank                                                         $ 25,875,000            100.00%

Series 1996-B
    Class A                Bank of New York (The)                                                      $ 92,705,000             21.31%
                           Citibank, N.A.                                                                32,752,000              7.53%
                           Investors Bank and Trust - Institutional Custody                                30,500,000              7.01%
                           JPMorgan Chase Bank                                                           66,400,000             15.26%
                           Mizuho Trust and Banking Co. (USA)                                              25,000,000              5.75%
                           State Street Bank and Trust Company                                           40,730,000              9.36%
                           UBS Securities LLC/CMO                                                        30,000,000              6.90%
                           Wachovia Bank N.A. - Phila. Main                                              25,650,000              5.90%
                           Wells Fargo Bank Minnesota, N.A.                                              31,170,000              7.17%
    Class B                SSB - Bank Portfolio                                                          22,500,000            100.00%

Series 1996-G
    Class A                Bank of New York (The)                                                      $ 46,575,000             10.96%
                           Boston Safe Deposit and Trust Company                                         70,575,000             16.61%
                           Citibank, N.A.                                                                65,000,000             15.29%
                           JPMorgan Chase Bank                                                          140,495,000             33.06%
                           J.P. Morgan Securities Inc., - Fixed Income                                   22,365,000              5.26%
                           Merrill Lynch, Pierce Fenner and Smith Safekeeping                              25,000,000              5.88%
    Class B                Boston Safe Deposit and Trust Company                                          5,000,000             13.33%
                           Deutsche Bank Trust Company Americas                                           5,000,000             13.33%
                           JPMorgan Chase Bank                                                            5,000,000             13.33%
                           Merrill Lynch, Pierce Fenner and Smith Safekeeping                              17,500,000             46.68%
                           State Street Bank and Trust Company                                            5,000,000             13.33%

Series 1996-J
    Class A                Boston Safe Deposit and Trust Company                                       $ 55,753,000              6.56%
                           Deutsche Bank Trust Company Americas                                         156,159,000             18.37%
                           JPMorgan Chase Bank/Broker and Dealer Clearance Department                      43,468,000              5.11%
                           JPMorgan Chase Bank                                                          110,330,000             12.98%
                           JPMorgan Chase Bank/Greenwich Capital                                        182,350,000             21.45%
                           State Street Bank and Trust Company                                          192,357,000             22.63%
    Class B                JPMorgan Chase Bank                                                         $ 60,745,000             80.99%
                           State Street Bank and Trust Company                                            5,920,000              7.89%

Series 1996-K
   Class A                 Bank of New York (The)                                                     $ 152,285,000             17.92%
                           Boston Safe Deposit and Trust Company                                        104,935,000             12.35%
                           Deutsche Bank Trust Company Americas                                          66,772,000              7.86%
                           HSBC Bank USA Omnibus                                                         44,375,000              5.22%
                           JPMorgan Chase Bank                                                          125,179,000             14.73%
                           Northern Trust Company (The)                                                  87,050,000             10.24%
                           UBS AG                                                                       195,179,000             22.96%
   Class B                 Boston Safe Deposit and Trust Company                                       $ 20,000,000             26.67%
                           JPMorgan Chase Bank                                                           50,000,000             66.67%

Series 1996-M
   Class A                 Bank of New York (The)                                                      $ 97,130,000             22.85%
                           Boston Safe Deposit and Trust Company                                         51,000,000             12.00%
                           Citibank, N.A.                                                                40,300,000              9.48%
                           JPMorgan Chase Bank                                                          149,650,000             35.21%
                           Morgan Stanley and Co. Incorporated                                             30,850,000              7.26%
   Class B                 Boston Safe Deposit and Trust Company                                       $ 11,250,000             30.00%
                           Deutsche Bank Trust Company Americas                                          15,750,000             42.00%
                           Bank of Tokyo-Mitsubishi Trust Company                                        10,500,000             28.00%
Series 1997-B
   Class A                 Bank Of New York (The)                                                      $150,800,000             17.74%
                           DBTC Americas/Deutsche Bank Frankfurt                                         99,650,000             11.72%
                           JPMorgan Chase Bank                                                          506,350,000             59.57%
                           Merrill Lynch, Pierce Fenner and Smith Safekeeping                              46,200,000              5.44%
   Class B                 Bank of New York (The)                                                      $ 20,000,000             26.67%
                           Deutsche Bank Trust Company Americas                                          30,800,000             41.07%
                           JPMorgan Chase Bank                                                           10,000,000             13.33%
                           Morgan Stanley and Co. Incorporated                                              5,000,000              6.67%
                           UMB Bank, National Association                                                 5,000,000              6.67%
                           Wells Fargo Bank Minnesota, N.A.                                               4,200,000              5.59%

Series 1997-C
   Class A                 Bank of New York (The)                                                      $159,905,000             25.08%
                           Deutsche Bank Trust Company Americas                                          61,535,000              9.65%
                           JPMorgan Chase Bank/Broker and Dealer Clearance Department                      40,000,000              6.27%
                           JPMorgan Chase Bank                                                          117,575,000             18.44%
                           State Street Bank and Trust Company                                          122,242,000             19.18%
                           Wachovia Securities, LLC/Custody                                              61,675,000              9.67%
   Class B                 Bank of New York (The)                                                       $ 8,800,000             15.64%
                           Bank One Trust Company, N.A.                                                   5,000,000              8.89%
                           Boston Safe Deposit and Trust Company                                         37,000,000             65.78%
                           JPMorgan Chase Bank                                                            5,450,000              9.69%

Series 1997-I
   Class A                 Bank of New York (The)                                                     $ 110,457,000             17.33%
                           Deutsche Bank Trust Company Americas                                          52,470,000              8.23%
                           JPMorgan Chase Bank                                                          106,158,000             16.65%
                           State Street Bank and Trust Company                                           82,332,000             12.91%
   Class B                 JPMorgan Chase Bank                                                         $ 16,250,000             28.89%
                           Wachovia Securities, LLC/Custody                                              25,000,000             44.44%
                           State Street Bank and Trust Company                                           15,000,000             26.67%

Series 1997-J
   Class A                 Bank of New York (The)                                                     $ 224,875,000             35.27%
                           Barclays Capital,Inc. / Fixed Income                                          70,000,000             10.98%
                           Deutsche Bank Trust Company Americas                                          34,500,000              5.41%
                           JPMorgan Chase Bank                                                           83,300,000             13.07%
                           State Street Bank and Trust Company                                           82,399,000             12.93%
   Class B                 Boston Safe Deposit and Trust Company                                       $ 26,250,000             46.67%
                           Citibank, N.A.                                                                 5,500,000              9.77%
                           JPMorgan Chase Bank                                                           14,500,000             25.78%
                           SSB - Bank Portfolio                                                          10,000,000             17.78%

Series 1997-K
   Class A                 Bank of New York (The)                                                      $100,000,000             15.69%
                           Boston Safe Deposit and Trust Company                                         58,610,000              9.19%
                           Citibank, N.A.                                                                50,000,000              7.84%
                           JPMorgan Chase Bank                                                          128,000,000             20.08%
                           Northern Trust Company (The)                                                 249,500,000             39.14%
   Class B                 Boston Safe Deposit and Trust Company                                        $ 3,000,000              5.33%
                           Citibank, N.A.                                                                 6,000,000             10.67%
                           Deutsche Bank Trust Company Americas                                          15,000,000             26.67%
                           JPMorgan Chase Bank                                                           15,250,000             27.11%
                           State Street Bank and Trust Company                                           17,000,000             30.22%

Series 1998-D
   Class A                 Bank of New York (The)                                                      $ 77,515,000             16.32%
                           Citibank, N.A.                                                                49,825,000             10.49%
                           Deutsche Bank Trust Company Americas                                          53,900,000             11.35%
                           JPMorgan Chase Bank                                                           77,639,000             16.35%
                           State Street Bank and Trust Company                                           72,440,000             15.25%
   Class B                 Bank of New York (The)                                                        $4,000,000              9.52%
                           Mizuho Trust and Banking Co. (USA)                                              10,000,000             23.81%
                           JPMorgan Chase Bank                                                           15,000,000             35.71%
                           Bank One Trust Company, N.A.                                                  12,000,000             28.57%

Series 1998-E
   Class A                 Bank of New York (The)                                                      $255,000,000             34.00%
                           Banc of America Securities LLC                                                50,000,000              6.67%
                           Citibank, N.A.                                                               106,250,000             14.17%
                           JPMorgan Chase Bank                                                           92,305,000             12.31%
                           U.S. Bank N.A.                                                                86,000,000             11.47%
                           Merrill Lynch, Pierce Fenner and Smith Safekeeping                             124,045,000             16.54%
   Class B                 Bank of New York (The)                                                       $ 9,500,000             14.35%
                           Bank of Tokyo-Mitsubishi Trust Company                                        20,000,000             30.21%
                           Citibank, N.A.                                                                 5,200,000              7.85%
                           JPMorgan Chase Bank                                                           31,500,000             47.59%

Series 1998-F
    Class A                Bank of New York (The)                                                      $ 89,225,000             20.99%
                           Investors Bank and Trust-Institutional Custody                                  39,000,000              9.18%
                           JPMorgan Chase Bank                                                           98,000,000             23.06%
                           Merrill Lynch, Pierce Fenner and Smith Safekeeping                              50,000,000             11.76%
                           State Street Bank and Trust Company                                           72,140,000             16.97%
    Class B                JPMorgan Chase Bank                                                         $ 37,500,000            100.00%

Series 1998-G
    Class A                Bank of New York (The)                                                     $ 142,170 000             22.30%
                           Boston Safe Deposit and Trust Company                                        128,500,000             20.16%
                           Deutsche Bank Trust Company Americas                                          69,000,000             10.82%
                           JPMorgan Chase Bank                                                           76,330,000             11.97%
                           SSB - Bank Portfolio                                                          70,000,000             10.98%
                           U.S Bank N.A.                                                                 70,000,000             10.98%
    Class B                Bank of New York (The)                                                      $ 10,750,000             19.11%
                           Deutsche Bank Trust Company Americas                                          15,000,000             26.67%
                           JPMorgan Chase Bank                                                           30,000,000             53.33%

Series 1998-J
    Class A                Bank of New York (The)                                                      $ 94,650,000             14.34%
                           Boston Safe Deposit and Trust Company                                         48,624,000              7.37%
                           Brown Brothers Harriman and Co.                                                 45,096,000              6.83%
                           Deutsche Bank Trust Company Americas                                          35,411,000              5.37%
                           JPMorgan Chase Bank                                                           70,397,000             10.67%
                           State Street Bank and Trust Company                                          101,408,000             15.36%
    Class B                Boston Safe Deposit and Trust Company                                        $ 2,500,000              5.56%
                           Investors Bank and Trust Company                                                 5,000,000             11.11%
                           JPMorgan Chase Bank                                                           10,000,000             22.22%
                           SSB - Bank Portfolio                                                          26,000,000             57.78%

Series 1999-A
    Class A                Bank of New York (The)                                                     $ 199,000,000             46.82%
                           Deutsche Bank Trust Company Americas                                         130,000,000             30.59%
                           JPMorgan Chase Bank                                                           40,500,000              9.53%
    Class B                Deutsche Bank Trust Company Americas                                        $ 23,850,000             63.60%
                           JPMorgan Chase Bank                                                           12,250,000             32.67%

Series 1999-B
    Class A                Bank of New York (The)                                                      $ 97,787,000             15.34%
                           Boston Safe Deposit and Trust Company                                         40,450,000              6.35%
                           Citibank, N.A.                                                                62,600,000              9.82%
                           Deutsche Bank Trust Company Americas                                          41,695,000              6.54%
                           JPMorgan Chase Bank                                                          158,885,000             24.92%
                           Northern Trust Company (The)                                                  40,377,000              6.33%
                           State Street Bank and Trust Company                                           71,880,000             11.28%
    Class B                Boston Safe Deposit and Trust Company                                        $10,000,000             17.78%
                           JPMorgan Chase Bank                                                           26,250,000             46.67%
                           State Street Bank and Trust Company                                           15,000,000             26.67%
                           UMB Bank, National Association                                                 4,000,000              7.11%

Series 1999-D
     Class A               Citibank, N.A.                                                              $ 35,000,000              8.24%
                           Citibank Dealer-Tax Exempt Operations                                         50,000,000             11.76%
                           Deutsche Bank Trust Company Americas                                          77,815,000             18.31%
                           JPMorgan Chase Bank                                                          151,025,000             35.54%
                           Morgan Stanley and Co. Incorporated                                             37,000,000              8.71%
                           U.S. Bank N.A.                                                                50,875,000             11.97%
     Class B               Bank of New York (The)                                                      $ 11,000,000             29.33%
                           JPMorgan Chase Bank                                                           15,000,000             40.00%
                           SSB - Bank Portfolio                                                          10,000,000             26.67%

Series 1999-G
     Class A               Bank of New York (The)                                                       $99,785,000             15.65%
                           Boston Safe Deposit and Trust Company                                         52,540,000              8.24%
                           Deutsche Bank Trust Company Americas                                         143,140,000             22.45%
                           JPMorgan Chase Bank                                                           64,315,000             10.09%
                           State Street Bank and Trust Company                                           90,890,000             14.26%
     Class B               Bank of New York (The)                                                       $ 9,710,000             17.26%
                           Boston Safe Deposit and Trust Company                                          3,400,000              6.04%
                           Merrill Lynch, Pierce Fenner and Smith Safekeeping                               2,965,000              5.27%
                           Northern Trust Company (The)                                                   5,550,000              9.87%
                           SSB - Bank Portfolio                                                          25,760,000             45.80%

Series 1999-H
     Class A               Bank of New York (The)                                                      $ 52,750,000              6.21%
                           Boston Safe Deposit and Trust Company                                         77,000,000              9.06%
                           Deutsche Bank Trust Company Americas                                          50,000,000              5.88%
                           JPMorgan Chase Bank/Broker and Dealer Clearance Department                      62,600,000              7.36%
                           JPMorgan Chase Bank                                                           51,540,000              6.06%
                           Norther Trust Company (The)                                                  111,584,000             13.13%
                           State Street Bank and Trust Company                                          386,608,000             45.48%
     Class B               Barclays Global Investors N.A./Investors Bank and Trust                       $ 10,000,000             13.33%
                           Boston Safe Deposit and Trust Company                                         12,200,000             16.27%
                           Bank of Tokyo-Mitsubishi Trust Company                                        15,000,000             20.00%
                           JPMorgan Chase Bank                                                           10,000,000             13.33%
                           Mizuho Trust and Banking Co. (USA)                                              20,000,000             26.67%
                           State Street Bank and Trust Company                                            6,000,000              8.00%

Series 1999-J
     Class A               Bank of New York (The)                                                  $ 90,547,000                 10.65%
                           Boston Safe Deposit and Trust Company                                        153,888,000             18.10%
                           Deutsche Bank Trust Company Americas                                          56,591,000              6.66%
                           JPMorgan Chase Bank                                                          226,219,000             26.61%
                           State Street Bank and Trust Company                                          165,422,000             19.46%
     Class B               Bank of New York (The)                                                      $ 12,985,000             17.31%
                           Boston Safe Deposit and Trust Company                                         21,810,000             29.08%
                           CitiBank, N.A.                                                                10,000,000             13.33%
                           JPMorgan Chase Bank                                                           17,700,000             23.60%
                           Morgan Stanley and Company Incorporated                                          8,200,000             10.93%

Series 1999-L
     Class A               Bank One Trust Company, N.A.                                                $ 34,905,000              5.48%
                           Brown Brothers Harriman and Co.                                                 41,000,000              6.43%
                           Dresdner Kleinwort Wasserstein Securities LLC                                 60,860,000              9.55%
                           JPMorgan Chase Bank                                                          271,000,000             42.51%
                           U.S. Bank N.A.                                                                80,548,000             12.63%
     Class B               Deutsche Bank Trust Company Americas                                        $ 36,250,000             64.44%
                           Mizuho Trust and Banking Co. (USA)                                            20,000,000             35.56%

Series 1999-M
     Class A               Bank of New York (The)                                                      $ 30,040,000              7.07%
                           Boston Safe Deposit and Trust Company                                         33,120,000              7.79%
                           Brown Brothers Harriman and Co.                                                 39,500,000              9.29%
                           JPMorgan Chase Bank                                                          176,560,000             41.54%
                           State Street Bank and Trust Company                                           58,670,000             13.80%
     Class B               Citibank, N.A.                                                              $ 20,050,000             53.47%
                           JPMorgan Chase Bank                                                           15,150,000             40.40%
                           U.S. Bank N.A.                                                                 2,250,000              6.00%

Series 2000-A
     Class A               Bank of New York (The)                                                     $ 105,985,000             16.63%
                           Boston Safe Deposit and Trust Company                                         41,810,000              6.56%
                           DBTC Americas/Suntrust Portfolio                                              50,000,000              7.84%
                           JPMorgan Chase Bank                                                          196,717,000             30.86%
                           State Street Bank and Trust Company                                           61,605,000              9.66%
     Class B               Bank of New York (The)                                                      $ 10,000,000             17.78%
                           Citibank, N.A.                                                                 5,000,000              8.89%
                           Deutsche Bank Trust Company Americas                                           5,500,000              9.78%
                           JPMorgan Chase Bank                                                           24,100,000             42.84%
                           State Street Bank and Trust Company                                           10,650,000             18.93%

Series 2000-C
     Class A               JPMorgan Chase Bank                                                        $ 392,975,000             30.82%
                           State Street Bank and Trust Company                                          362,300,000             28.42%
                           UBS AG                                                                       288,000,000             22.59%
                           Wachovia Securities, LLC/Custody                                              76,000,000              5.96%
     Class B               Deutsche Bank Trust Company Americas                                        $ 12,800,000             11.38%
                           JPMorgan Chase Bank                                                           30,500,000             27.11%
                           SSB - Bank Portfolio                                                          67,000,000             59.56%

Series 2000-D
     Class A               Bank of New York (The)                                                     $ 194,027,000             26.85%
                           Citibank, N.A.                                                               101,250,000             14.01%
                           DBTC Americas/Sun Trust Bank                                                  75,000,000             10.38%
                           JPMorgan Chase Bank                                                          126,431,000             17.50%
                           State Street Bank and Trust Company                                           43,497,000              6.02%
                           U.S. Bank N.A.                                                                77,710,000             10.76%
     Class B               JPMorgan Chase Bank                                                         $ 50,750,000             79.61%
                           Mizuho Trust and Banking Co. (USA)                                              13,000,000             20.39%

Series 2000-E
     Class A               Bank of New York (The)                                                      $ 54,290,000             10.86%
                           Boston Safe Deposit and Trust Company                                        119,530,000             23.91%
                           JPMorgan Chase Bank                                                           68,430,000             13.69%
                           JPMorgan Chase Bank/Correspondence Clearing Services 2                        30,000,000              6.00%
                           Northern Trust Company (The)                                                  88,560,000             17.71%
                           State Street Bank and Trust Company                                           80,995,000             16.20%
     Clase B               Citibank, N.A.                                                              $ 23,750,000             52.78%
                           JPMorgan Chase Bank                                                           21,250,000             47.22%

Series 2000-F
     Class A               Bank of Tokyo-Mitsubishi Trust Company                                      $750,000,000            100.00%
     Class B               Bank of Tokyo-Mitsubishi Trust Company                                      $ 33,000,000             49.85%
                           Deutsche Bank Trust Company Americas                                          33,200,000             50.15%

Series 2000-G
     Class A               Bank of New York (The)                                                      $111,700,000             17.52%
                           Boston Safe Deposit and Trust Company                                        145,000,000             22.75%
                           State Street Bank and Trust Company                                          311,950,000             48.93%
     Class B               Boston Safe Deposit and Trust Company                                       $ 10,000,000             17.78%
                           Bank of Tokyo-Mitsubishi Trust Company                                        17,000,000             30.22%
                           JPMorgan Chase Bank                                                            7,000,000             12.44%
                           State Street Bank and Trust Company                                           10,000,000             17.78%
                           SSB - Bank Portfolio                                                          12,000,000             21.33%

Series 2000-H
     Class A               Bank of New York (The)                                                      $ 45,000,000              7.56%
                           Citibank N.A. London (GATS)                                                   37,500,000              6.30%
                           Citibank, N.A.                                                                55,000,000              9.25%
                           Deutsche Bank Trust Company Americas                                         135,500,000             22.77%
                           JPMorgan Chase Bank                                                          205,500,000             34.54%
                           JPMorgan Chase Bank/Correspondence Clearing Services 2                        30,000,000              5.04%
                           U.S. Bank N.A.                                                                86,500,000             14.54%
     Class B               JPMorgan Chase Bank                                                           52,500,000            100.00%

Series 2000-I
     Class A               Bank of New York (The)                                                     $ 118,938,000             13.99%
                           Deutsche Bank Trust Company Americas                                          53,280,000              6.27%
                           DBTC Americas/Suntrust Portfolio                                              49,223,000              5.79%
                           JPMorgan Chase Bank                                                          229,139,000             35.19%
                           Northern Trust Company (The)                                                  72,090,000              8.48%
                           SSB - Bank Portfolio                                                          50,850,000              5.98%
     Class B               Bank of New York (The)                                                      $ 75,000,000            100.00%

Series 2000-K
     Class A               Bank of New York (The)                                                     $ 137,604,000             21.58%
                           State Street Bank and Trust Company                                          175,549,000             27.54%
                           UBS AG                                                                       196,500,000             30.82%
     Class B               Bank of New York (The)                                                      $ 20,000,000             35.55%
                           Deutsche Bank Trust Company Americas                                           8,750,000             15.56%
                           JPMorgan Chase Bank                                                           21,250,000             37.78%
                           Wells Fargo Bank Minnesota, N.A.                                               6,250,000             11.11%

Series 2000-L
     Class A               Bank of New York (The)                                                      $ 71,764,000             16.89%
                           Boston Safe Deposit and Trust Company                                         64,965,000             15.29%
                           Citibank, N.A.                                                                25,000,000              5.88%
                           Deutsche Bank Trust Company Americas                                      94,751,000                 22.29%
                           JPMorgan Chase Bank                                                           60,800,000             14.31%
                           Wachovia Bank N.A. - Phila. Main                                              51,075,000             12.02%
     Class B               Bank of New York (The)                                                       $ 4,000,000             10.67%
                           JPMorgan Chase Bank                                                           33,250,000             88.67%

Series 2001-A
     Class A               Bank of New York (The)                                                     $ 228,000,000             21.46%
                           Citibank Dealer-Tax Exempt Operations                                         63,800,000              6.00%
                           Deutsche Bank Securities Inc.                                                250,000,000             23.53%
                           JPMorgan Chase Bank                                                          327,580,000             30.83%
                           State Street Bank and Trust Company                                          147,600,000             13.89%
     Class B               Bank of New York (The)                                                      $ 10,750,000             11.47%
                           Boston Safe Deposit and Trust Company                                         28,000,000             29.87%
                           JPMorgan Chase Bank                                                           15,000,000             16.00%
                           Merrill Lynch, Pierce Fenner and Smith Safekeeping                              40,000,000             42.66%

Series 2001-B
     Class A               Bank of New York (The)                                                     $ 222,450,000             34.89%
                           DBTC Americas/Deutsche Bank Frankfurt                                         60,000,000              9.41%
                           JP Morgan Chase Bank                                                         208,500,000             32.71%
                           U.S. Bank N.A.                                                                60,000,000              9.41%
     Class B               Bank of New York (The)                                                       $ 5,000,000              8.89%
                           Deutsche Bank Trust Company Americas                                          31,250,000             55.55%
                           JP Morgan Chase Bank                                                          20,000,000             35.56%

The address of each of the above participants is:

                         C/O  The Depository Trust Company
                              55 Water Street
                              New York, NY  10041

     (b)  Not Applicable

     (c)  Not Applicable

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          None

Item 14.  Controls and Procedures
--------  ----------------------------------------------

          Not Applicable

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K
--------  ----------------------------------------------------------------

(a)  The following documents are filed as part of this Report:

3.       Exhibits:

        31. Certification

         99.01 Annual Accountant's reports dated August 15, 2003 with respect to Series 1995-A, Series 1995-C, Series 1996-B, Series 1996-G,
         Series 1996-J, Series 1996-K, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-I, Series 1997-J, Series 1997-K,
         Series 1998-D, Series 1998-E, Series 1998-F, Series 1998-G, Series 1998-J, Series 1999-A, Series 1999-B, Series 1999-D,
         Series 1999-G, Series 1999-H, Series 1999-J, Series 1999-L, Series 1999-M, Series 2000-A, Series 2000-C, Series 2000-D,
         Series 2000-E, Series 2000-F, Series 2000-G, Series 2000-H, Series 2000-I, Series 2000-K, Series 2000-L, Series 2001-A, and
         Series 2001-B.

        99.02 Annual Servicer's Certificate dated August 15, 2003 with respect to Series 1995-A, Series 1995-C, Series 1996-B, Series 1996-G,
         Series 1996-J, Series 1996-K, Series 1996-M, Series 1997-B, Series 1997-C, Series 1997-I, Series 1997-J, Series 1997-K,
         Series 1998-D, Series 1998-E, Series 1998-F, Series 1998-G, Series 1998-J, Series 1999-A, Series 1999-B, Series 1999-D,
         Series 1999-G, Series 1999-H, Series 1999-J, Series 1999-L, Series 1999-M, Series 2000-A, Series 2000-C, Series 2000-D,
         Series 2000-E, Series 2000-F, Series 2000-G, Series 2000-H, Series 2000-I, Series 2000-K, Series 2000-L, Series 2001-A, and
         Series 2001-B.

(b)      Forms 8-K were filed by the registrant during the quarter ended June 30, 2003. These reports filed on April 15,
         2003, May 14, 2003, June 16, 2003, June 19, 2003, June 24, 2003, and June 30, 2003 included the following:

            Item 2.  Acquisition or Disposition of Assets

            Item 5.  Other Events

            Item 7.  Financial Statements, Pro Forma Financial
                           Information and Exhibits

            Item 8.  Change in Fiscal Year

(c)  See item 15(a) (3) above.

                                                              SIGNATURES
                                                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MBNA Master Credit Card Trust II (Registrant)
                                  By: MBNA America Bank, National Association
                                  As Servicer

Date:  September 30, 2003          By: /s/ Douglas O. Hart
                                       -------------------------------