Form 10-K/A
period 2003-06-30
MBNA AMERICA BK NAT ASSOC MBNA MASTER CREDIT CARD TRUST II
filed 2003-10-06
CIK 936988

                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, DC   20549

                                         FORM 10-K/A

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

                              Yes  [X]      No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part II of the Form 10-K or any amendment to this form 10-K.  |_| (Not Applicable)

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

                                 Documents incorporated by reference:

                          No documents are being incorporated by reference

                                       EXPLANATORY NOTE
                                       ----------------

This amendment relates to a Transition Report on Form 10-K filed by MBNA
America Bank, National Association ("MBNA"), on behalf of the MBNA Master
Credit Card Trust II, with the Securities and Exchange Commission ("SEC") on
September 30, 2003.  In the course of preparing the underlying Transition
Report for filing with the SEC through its EDGAR system, MBNA discovered that its EDGAR software programs could not assign an electronic "tag" to the related electronic submission identifying the certification as "Exhibit 31,"
as contemplated by recent SEC rule changes.  After unsuccessful attempts to respond to this software incompatibility, MBNA filed the Transition Report electronically and included an electronic tag in the electronic submission identifying the certification as "Exhibit 99."  This amendment to the
Transition Report is being filed for the sole purpose of updating the electronic submission to include an electronic tag that correctly identifies the certification as "Exhibit 31."

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
         Series 2001-A, and Series 2001-B.*

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
         Series 1997-K, Series 1998-D, Series 1998-E, Series 1998-F, Series 1998-G, Series 1998-J, Series 1999-A, Series 1999-B,
         Series 1999-D, Series 1999-G, Series 1999-H, Series 1999-J, Series 1999-L, Series 1999-M, Series 2000-A, Series 2000-C,
         Series 2000-D, Series 2000-E, Series 2000-F, Series 2000-G, Series 2000-H, Series 2000-I, Series 2000-K, Series 2000-L,
         Series 2001-A, and Series 2001-B.**

---------------
*Incorporated by reference to Exhibit 99.01 to Transition Report on Form 10-K (file number 0-20949), filed with the SEC on
 September 30,2003.
**Incorporated by reference to Exhibit 99.02 to Transition Report on Form 10-K (file number 0-20949), filed with the SEC on
  September 30,2003.

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

                                  MBNA Master Credit Card Trust II (Registrant)
                                  By: MBNA America Bank, National Association
                                  As Servicer

Date:  October 6, 2003             By: /s/ Douglas O. Hart
                                       -------------------------------