Form 10-K
period 2004-06-30
MBNA AMERICA BK NAT ASSOC MBNA MASTER CREDIT CARD TRUST II
filed 2004-09-21
CIK 936988

                                                 UNITED STATES
                                       SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, DC   20549

                                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended:  June 30, 2004

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

                                            Wilmington, DE. 19884
                               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                               (800) 362-6255
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                               None
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
MBNA Master Credit Card Trust II,
Series 1995-A, Series 1995-C, Series 1996-G, Series 1996-M, Series 1997-B, Series 1997-I, Series 1997-J, Series 1997-K, Series
1999-B, Series 1999-D, Series 1999-G, Series 1999-J, Series 1999-M, Series 2000-A, Series 2000-E, Series 2000-I, Series 2000-L.

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

                              Yes  [X]      No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K.  |_|

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

                                        Documents incorporated by reference:

                                  No documents are being incorporated by reference

                                                INTRODUCTORY NOTE
                                                -----------------

MBNA America Bank, National Association (the "Originator") is the originator, seller, and servicer under the Pooling and Servicing
Agreement (the "Agreement"), dated as of August 4, 1994, and the Series 1995-A, Series 1995-C, Series 1996-B, Series 1996-G, Series
1996-M, Series 1997-B, Series 1997-I, Series 1997-J, Series 1997-K, Series 1998-E, Series 1998-F, Series 1998-G, Series 1999-B,
Series 1999-D, Series 1999-G, Series 1999-J, Series 1999-L, Series 1999-M, Series 2000-A, Series 2000-C, Series 2000-D, Series
2000-E, Series 2000-F, Series 2000-G, Series 2000-H, Series 2000-I, Series 2000-K, Series 2000-L, Series 2001-A and Series 2001-B
Supplements dated as of March 22, 1995, June 29, 1995, March 26, 1996, July 17, 1996, November 26, 1996, February 27, 1997, August
26, 1997, September 10, 1997, October 22, 1997, August 11, 1998, August 26, 1998, September 10, 1998, March 26, 1999, June 3, 1999,
July 29, 1999, September 23, 1999, November 5, 1999, December 1, 1999, March 8, 2000, April 13, 2000, May 11, 2000, June 1, 2000,
June 23, 2000, July 20, 2000, August 23, 2000, September 8, 2000, November 21, 2000, December 13, 2000, February 20, 2001, and March
8, 2001 respectively, by and between the Originator and the trustee, providing for the issuance of the MBNA Master Credit Card Trust
II, Series 1995-A, Series 1995-C, Series 1996-B, Series 1996-G, Series 1996-M, Series 1997-B, Series 1997-I, Series 1997-J, Series
1997-K, Series 1998-E, Series 1998-F, Series 1998-G, Series 1999-B, Series 1999-D, Series 1999-G, Series 1999-J, Series 1999-L,
Series 1999-M, Series 2000-A, Series 2000-C, Series 2000-D, Series 2000-E, Series 2000-F, Series 2000-G, Series 2000-H, Series
2000-I, Series 2000-K, Series 2000-L, Series 2001-A, and Series 2001-B Fixed and Floating Rate Asset Backed Certificates (the
"Certificates") and is the originator of the MBNA Master Credit Card Trust II (the "Trust" and the "Registrant").  The Certificates
do not represent obligations of or interests in the Originator. In November 1988, MBNA made application under the Securities Exchange
Act of 1934 for an exemption from certain reporting requirements.  On December 30, 1988, the staff of the Securities and Exchange
Commission's Division of Corporation Finance granted MBNA's exemption request, pursuant to which MBNA is not required to respond to various items of Form 10-K.  Such items are designated herein as "Not Applicable".

                                               PART I
                                               ------

Item 1.   Business.
-------   ---------

          Not Applicable

Item 2.   Properties.
-------   -----------

          Not Applicable

Item 3.   Legal Proceedings.
-------   ------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

          None

                                               PART II
                                               -------

Item 5.   Market for Registrant's Common Equity, Related Stockholders
-------   Matters and Issuer Purchases of Equity Securities.
          ------------------------------------------------------------

          The Certificates of each series representing investors' interests in the Trust are represented by one or more
          Certificates registered in the name of Cede and Co., the nominee of The Depository Trust Company.

Item 6.   Selected Financial Data.
-------   ------------------------

          Not Applicable

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   Results of Operations.
          ---------------------------------------------------------------

          Not Applicable

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
--------  ----------------------------------------------------------

          Not Applicable

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------

          Not Applicable

Item 9.   Changes In and Disagreements With Accountants on Accounting
-------   and Financial Disclosure.
          -----------------------------------------------------------

          None

Item 9A.  Controls and Procedures.
--------  ------------------------

          Not Applicable

                                               PART III
                                               --------

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

          Not Applicable

Item 11.  Executive Compensation.
--------  -----------------------

          Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

   (a) The Certificates of each Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede and Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the
Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances.  Accordingly, Cede and Co. is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system at June 30, 2004.  Such direct participants may hold Certificates for their own accounts or for the accounts of their customers.  At June 30, 2004, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of one or more Series outstanding on that date, as indicated. The information on DTC participants' held positions is provided by DTC.

                                                                                              Aggregate
                                                                                              Amount of               Percentage
           Title                                                                             Certificates                 of
           Class                                 Name                                           Held                   Ownership
      --------------              ------------------------------------                     -----------------          -----------

       Series 1995-A
          Class A           Bank of New York (The)                                              $ 62,821,000            12.56%
                            JPMorgan Chase Bank                                                  161,089,000            32.20%
                            JPMorgan Chase Bank/Greenwich Capital                                 27,000,000             5.40%
                            Merrill Lynch, Pierce Fenner and Smith Safekeeping                    34,806,000             6.96%
                            State Street Bank and Trust Company                                  117,410,000            23.47%
          Class B           Citibank, N.A.                                                        $8,000,000            30.92%
                            JPMorgan Chase Bank                                                    7,875,000            30.43%
                            State Street Bank and Trust Company                                   10,000,000            38.65%

       Series 1995-C
          Class A           Bank of New York (The)                                              $ 87,090,000            17.41%
                            JPMorgan Chase Bank                                                   72,068,000            14.41%
                            Mellon Trust of New England, National Association                     53,420,000            10.68%
                            Northern Trust Company (The)                                          31,895,000             6.38%
                            State Street Bank and Trust Company                                  104,529,000            20.90%
                            Union Bank of California, N.A.                                        29,350,000             5.87%
          Class B           Bank of New York (The)                                              $ 25,875,000           100.00%

       Series 1996-B
          Class A           Bank of New York (The)                                              $104,535,000            24.03%
                            Citibank, N.A.                                                        32,752,000             7.53%
                            Investors Bank and Trust - Institutional                              30,500,000             7.01%
                            JPMorgan Chase Bank                                                   77,870,000            17.90%
                            Mellon Trust of New England, National Association                     38,475,000             8.84%
                            State Street Bank and Trust Company                                   55,050,000            12.66%
                            Wells Fargo Bank, National Association                                31,170,000             7.17%
          Class B           SSB Bank Portfolio                                                  $ 22,500,000           100.00%

       Series 1996-G
          Class A           Bank of New York (The)                                              $ 54,445,000            12.81%
                            Citibank, N.A.                                                        40,000,000             9.41%
                            JPMorgan Chase Bank                                                  153,185,000            36.04%
                            Merrill Lynch, Pierce Fenner and Smith Safekeeping                    25,000,000             5.88%
                            State Street Bank and Trust Company                                  120,220,000            28.29%
          Class B           Bank of New York (The)/Fifth Third Bank                             $ 17,500,000            46.67%
                            JPMorgan Chase Bank                                                    5,000,000            13.33%
                            Mellon Trust of New England, National Association                      5,000,000            13.33%
                            State Street Bank and Trust Company                                   10,000,000            26.67%

       Series 1996-M
          Class A           Bank of New York (The)                                              $ 97,130,000            22.85%
                            Citibank, N.A.                                                        40,300,000             9.48%
                            JPMorgan Chase Bank                                                  151,990,000            35.76%
                            Mellon Trust of New England, National Association                     71,565,000            16.84%
                            State Street Bank and Trust Company                                   40,671,000             9.57%
          Class B           Bank of New York (The)                                              $ 15,750,000            42.00%
                            Bank of Tokyo - Mitsubishi Trust Company                              10,500,000            28.00%
                            Mellon Trust of New England, National Association                     11,250,000            30.00%

       Series 1997-B
          Class A           Bank of New York (The)                                              $140,800,000            16.56%
                            DBTC Americas/Deutsche Bank Frankfurt                                 49,650,000             5.84%
                            JPMorgan Chase Bank                                                  516,350,000            60.75%
                            Merrill Lynch, Pierce Fenner and Smith Safekeeping                    46,200,000             5.44%
                            Merrill Lynch, Pierce, Fenner and Smith, Incorporated                 45,000,000             5.29%
          Class B           Banc of America Securities LLC                                        $5,000,000             6.67%
                            Investors Bank and Trust Company                                       6,000,000             8.00%
                            JPMorgan Chase Bank                                                   10,000,000            13.33%
                            State Street Bank and Trust Company                                   30,800,000            41.07%
                            The Bank of New York/Barclays Capital - London                        14,000,000            18.67%
                            UMB Bank, National Association                                         5,000,000             6.67%
                            Wells Fargo Bank, National Association                                 4,200,000             5.60%

       Series 1997-I
          Class A           Bank of New York (The)                                              $ 34,246,000             5.37%
                            Citibank, N.A.                                                        32,545,000             5.11%
                            JPMorgan Chase Bank                                                   89,260,000            14.00%
                            Mellon Trust of New England, National Association                     35,152,000             5.51%
                            State Street Bank and Trust Company                                  193,229,000            30.31%
                            Wells Fargo Bank, National Association                                41,378,000             6.49%
          Class B           JPMorgan Chase Bank                                                 $ 16,250,000            28.89%
                            State Street Bank and Trust Company                                   15,000,000            26.67%
                            Wachovia Securities, LLC Custody                                      25,000,000            44.44%

       Series 1997-J
          Class A           Bank of New York (The)                                              $ 56,710,000             8.90%
                            Barclays Capital,Inc. / Fixed Income                                  70,000,000            10.98%
                            JPMorgan Chase Bank                                                   51,715,000             8.11%
                            JPMorgan Chase Bank/Broker and Dealer Clearance                       98,805,000            15.50%
                            Department
                            JPMorgan Chase Bank/Correspondence Clearing Services 2                41,000,000             6.43%
                            State Street Bank and Trust Company                                  135,424,000            21.24%
          Class B           Citibank, N.A.                                                        $5,500,000             9.78%
                            JPMorgan Chase Bank                                                   24,500,000            43.56%
                            Mellon Trust of New England, National Association                     26,250,000            46.67%

       Series 1997-K
          Class A           Bank of New York (The)                                              $107,500,000            16.86%
                            Citibank, N.A.                                                        50,000,000             7.84%
                            JPMorgan Chase Bank                                                  128,000,000            20.08%
                            Mellon Trust of New England, National Association                     48,610,000             7.63%
                            Northern Trust Company (The)                                         259,500,000            40.71%
          Class B           Bank of New York (The)                                              $ 10,000,000            17.78%
                            Citibank, N.A.                                                         9,000,000            16.00%
                            JPMorgan Chase Bank                                                   17,250,000            30.67%
                            State Street Bank and Trust Company                                   20,000,000            35.56%

       Series 1998-E
          Class A           Bank of New York (The)                                              $120,000,000            16.00%
                            Citibank, N.A.                                                       170,250,000            22.70%
                            JPMorgan Chase Bank                                                  197,305,000            26.31%
                            U.S. Bank N.A.                                                       107,000,000            14.27%
                            UBS AG                                                                74,045,000             9.87%
          Class B           Bank of New York (The)                                                $9,500,000            14.35%
                            Bank of Tokyo - Mitsubishi Trust Company                              20,000,000            30.21%
                            Citibank, N.A.                                                         5,200,000             7.85%
                            JPMorgan Chase Bank                                                   31,500,000            47.58%

       Series 1998-F
          Class A           Bank of New York (The)                                              $ 83,727,000            19.70%
                            Investors Bank and Trust - Institutional                              39,000,000             9.18%
                            JPMorgan Chase Bank                                                  115,750,000            27.24%
                            Merrill Lynch, Pierce Fenner and Smith Safekeeping                    50,000,000            11.76%
                            State Street Bank and Trust Company                                  105,523,000            24.83%
          Class B           JPMorgan Chase Bank                                                 $ 37,500,000           100.00%

       Series 1998-G
          Class A           Bank of New York (The)                                              $192,170,000            30.14%
                            Citibank, N.A.                                                        49,000,000             7.69%
                            JPMorgan Chase Bank                                                  269,930,000            42.34%
                            State Street Bank and Trust Company                                   94,135,000            14.77%
          Class B           Bank of New York (The)                                              $ 10,750,000            19.11%
                            JPMorgan Chase Bank                                                   30,000,000            53.33%
                            State Street Bank and Trust Company                                   15,000,000            26.67%

       Series 1999-B
          Class A           Bank of New York (The)                                              $138,342,000            21.70%
                            Citibank, N.A.                                                        67,857,000            10.64%
                            JPMorgan Chase Bank                                                  124,865,000            19.59%
                            Northern Trust Company (The)                                          37,735,000             5.92%
                            State Street Bank and Trust Company                                  107,328,000            16.84%
          Class B           Bank of New York (The)                                                $5,000,000             8.89%
                            JPMorgan Chase Bank                                                   26,250,000            46.67%
                            Mellon Trust of New England, National Association                     10,000,000            17.78%
                            State Street Bank and Trust Company                                   10,000,000            17.78%
                            UMB Bank, National Association                                         4,000,000             7.11%

       Series 1999-D
          Class A           Citibank Dealer - Tax Exempt Operations                             $ 50,000,000            11.76%
                            Citibank, N.A.                                                        35,000,000             8.24%
                            JPMorgan Chase Bank                                                  147,788,000            34.77%
                            Northern Trust Company (The)                                          45,000,000            10.59%
                            State Street Bank and Trust Company                                  113,388,000            26.68%
          Class B           Bank of New York (The)                                              $ 21,000,000            56.00%
                            JPMorgan Chase Bank                                                   15,000,000            40.00%

       Series 1999-G
          Class A           Bank of New York (The)                                              $ 83,801,752            13.15%
                            JPMorgan Chase Bank                                                   52,043,238             8.16%
                            Mellon Trust of New England, National Association                     90,245,000            14.16%
                            State Street Bank and Trust Company                                  208,224,755            32.66%
          Class B           Bank of New York (The)                                              $ 15,710,000            27.93%
                            JPMorgan Chase Bank                                                    6,100,000            10.84%
                            Mellon Trust of New England, National Association                      5,000,000             8.89%
                            State Street Bank and Trust Company                                   24,265,000            43.14%

       Series 1999-J
          Class A           Bank of New York (The)                                              $137,605,000            16.19%
                            JPMorgan Chase Bank                                                  248,879,000            29.28%
                            Mellon Trust of New England, National Association                     83,778,000             9.86%
                            State Street Bank and Trust Company                                  221,198,000            26.02%
          Class B           Bank of New York (The)                                                $7,500,000            10.00%
                            Citibank, N.A.                                                        10,000,000            13.33%
                            JPMorgan Chase Bank                                                   31,445,000            41.93%
                            Mellon Trust of New England, National Association                     21,750,000            29.00%

       Series 1999-L
          Class A           Bank of New York (The)                                              $ 40,000,000             6.27%
                            Bank One Trust Company N.A.                                           34,905,000             5.48%
                            Brown Brothers Harriman and Co.                                       41,000,000             6.43%
                            Dresdner Kleinwort Wasserstein Securities LLC                         60,860,000             9.55%
                            JPMorgan Chase Bank                                                  242,600,000            38.05%
                            Mellon Trust of New England, National Association                     60,087,000             9.43%
                            State Street Bank and Trust Company                                  102,456,000            16.07%
          Class B           Bank of New York (The)/Fifth Third Bank                             $ 20,000,000            35.56%
                            JPMorgan Chase Bank/Greenwich Capital                                 11,250,000            20.00%
                            State Street Bank and Trust Company                                   25,000,000            44.44%

       Series 1999-M
          Class A           Bank of New York (The)                                              $ 24,580,000             5.78%
                            Barclays Global Investors N.A./Investors Bank and Trust               23,890,000             5.62%
                            Company
                            Brown Brothers Harriman and Co.                                       51,250,000            12.06%
                            JPMorgan Chase Bank                                                  171,765,000            40.42%
                            Mellon Trust of New England, National Association                     33,630,000             7.91%
                            State Street Bank and Trust Company                                   35,208,000             8.28%
          Class B           Citibank, N.A.                                                      $ 20,050,000            53.47%
                            JPMorgan Chase Bank                                                   15,150,000            40.40%
                            U.S. Bank N.A.                                                         2,250,000             6.00%

       Series 2000-A
          Class A           Bank of New York (The)                                              $ 97,685,000            15.32%
                            BNY/Sun Trust Bank Portfolio                                          50,000,000             7.84%
                            JPMorgan Chase Bank                                                  206,903,000            32.46%
                            Mellon Trust of New England, National Association                     48,229,000             7.57%
                            State Street Bank and Trust Company                                   90,920,000            14.26%
          Class B           Bank of New York (The)                                              $ 10,000,000            17.78%
                            Citibank, N.A.                                                         5,000,000             8.89%
                            JPMorgan Chase Bank                                                   24,100,000            42.84%
                            State Street Bank and Trust Company                                   14,150,000            25.16%

       Series 2000-C
          Class A           JPMorgan Chase Bank                                                 $202,300,000            15.87%
                            Mellon Trust of New England, National Association                    154,595,000            12.13%
                            State Street Bank and Trust Company                                  519,895,000            40.78%
                            UBS AG                                                               150,000,000            11.76%
                            Wachovia Securities, LLC Custody                                      76,000,000             5.96%
          Class B           JPMorgan Chase Bank                                                 $107,500,000            95.56%

       Series 2000-D
          Class A           Bank of New York (The)                                              $ 78,327,000            10.84%
                            BNY/Sun Trust Bank                                                    75,000,000            10.38%
                            Citibank, N.A.                                                        97,000,000            13.43%
                            JPMorgan Chase Bank                                                   55,106,000             7.63%
                            Mellon Trust of New England, National Association                    142,147,000            19.67%
                            State Street Bank and Trust Company                                  178,002,000            24.64%
                            U.S. Bank N.A.                                                        68,760,000             9.52%
          Class B           JPMorgan Chase Bank                                                 $ 58,750,000            92.16%
                            State Street Bank and Trust Company                                    5,000,000             7.84%

       Series 2000-E
          Class A           Bank of New York (The)                                              $ 54,295,000            10.86%
                            Barclays Capital,Inc. / Fixed Income                                  34,000,000             6.80%
                            Citibank, N.A.                                                        35,850,000             7.17%
                            JPMorgan Chase Bank                                                   89,645,000            17.93%
                            JPMorgan Chase Bank/Correspondence Clearing Services 2                30,000,000             6.00%
                            Mellon Trust of New England, National Association                     45,765,000             9.15%
                            State Street Bank and Trust Company                                  122,900,000            24.58%
          Class B           Citibank, N.A.                                                      $ 23,750,000            52.78%
                            JPMorgan Chase Bank                                                   21,250,000            47.22%

       Series 2000-F
          Class A           Bank of Tokyo - Mitsubishi Trust Company                            $750,000,000           100.00%
          Class B           Bank of New York (The)                                              $ 33,200,000            50.15%
                            Bank of Tokyo - Mitsubishi Trust Company                              33,000,000            49.85%

       Series 2000-G
          Class A           Bank of New York (The)                                              $123,485,000            19.37%
                            Citibank, N.A.                                                        63,600,000             9.98%
                            State Street Bank and Trust Company                                  345,965,000            54.27%
                            UBS AG                                                                33,550,000             5.26%
          Class B           Bank of New York (The)                                                $7,000,000            12.44%
                            Bank of Tokyo - Mitsubishi Trust Company                              17,000,000            30.22%
                            JPMorgan Chase Bank                                                   12,000,000            21.33%
                            Mellon Trust of New England, National Association                     10,000,000            17.78%
                            State Street Bank and Trust Company                                   10,000,000            17.78%

       Series 2000-H
          Class A           Bank of New York (The)                                              $ 45,000,000             7.56%
                            Citibank, N.A.                                                        55,000,000             9.24%
                            JPMorgan Chase Bank                                                  192,500,000            32.35%
                            JPMorgan Chase Bank/Correspondence Clearing Services 2                30,000,000             5.04%
                            State Street Bank and Trust Company                                  135,500,000            22.77%
                            U.S. Bank N.A.                                                       137,000,000            23.03%
          Class B           Banc of America Securities LLC                                      $ 17,000,000            32.38%
                            JPMorgan Chase Bank                                                   35,500,000            67.62%

       Series 2000-I
          Class A           Bank of New York (The)                                              $ 55,701,000             6.55%
                            BNY/Sun Trust Bank Portfolio                                          49,223,000             5.79%
                            JPMorgan Chase Bank                                                  308,429,000            36.29%
                            Northern Trust Company (The)                                          53,972,000             6.35%
                            State Street Bank and Trust Company                                  143,021,000            16.83%
          Class B           Bank of New York (The)                                              $ 75,000,000           100.00%

       Series 2000-K
          Class A           Bank of New York (The)                                              $122,894,000            19.28%
                            JPMorgan Chase Bank                                                   33,980,000             5.33%
                            Northern Trust Company (The)                                          40,845,000             6.41%
                            State Street Bank and Trust Company                                  219,880,000            34.49%
                            UBS AG                                                               146,500,000            22.98%
          Class B           Bank of New York (The)                                              $ 20,000,000            35.56%
                            JPMorgan Chase Bank                                                   21,250,000            37.78%
                            JPMorgan Chase Bank/Greenwich Capital                                  8,750,000            15.56%
                            Wells Fargo Bank, National Association                                 6,250,000            11.11%

       Series 2000-L
          Class A           Bank of New York (The)                                              $123,234,000            29.00%
                            Citibank, N.A.                                                        25,875,000             6.09%
                            JPMorgan Chase Bank                                                   68,030,000            16.01%
                            Mellon Trust of New England, National Association                     74,357,000            17.50%
                            State Street Bank and Trust Company                                   35,545,000             8.36%
                            Wachovia Bank N.A. - Phila. Main                                      51,075,000            12.02%
          Class B           Bank of New York (The)                                                $4,000,000            10.67%
                            Citibank, N.A.                                                         2,000,000             5.33%
                            Northern Trust Company (The)                                           2,500,000             6.67%
                            State Street Bank and Trust Company                                   10,000,000            26.67%
                            Wachovia Bank N.A. - Phila. Main                                      18,750,000            50.00%

       Series 2001-A
          Class A           Bank of New York (The)                                              $246,000,000            23.15%
                            Citibank Dealer - Tax Exempt Operations                               63,800,000             6.00%
                            Deutsche Bank Securities Inc.                                        250,000,000            23.53%
                            JPMorgan Chase Bank                                                  295,000,000            27.76%
                            State Street Bank and Trust Company                                  140,100,000            13.19%
          Class B           Bank of New York (The)                                              $ 78,750,000            84.00%
                            JPMorgan Chase Bank                                                   15,000,000            16.00%

       Series 2001-B
          Class A           Bank of New York (The)                                              $159,000,000            24.94%
                            Deutsche Bank Securities Inc.                                         50,000,000             7.84%
                            JPMorgan Chase Bank                                                  208,500,000            32.71%
                            U.S. Bank N.A.                                                       120,000,000            18.82%
          Class B           Bank of New York (The)                                              $ 36,250,000            64.44%
                            JPMorgan Chase Bank                                                   20,000,000            35.56%

The address of each of the above participants is:

                         C/O  The Depository Trust Company
                              55 Water Street
                              New York, NY  10041

     (b)  Not Applicable

     (c)  Not Applicable

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

          None

Item 14.  Principal Accounting Fees and Services.
--------  ---------------------------------------

          Not Applicable

                                               PART IV
                                               -------

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------  -----------------------------------------------------------------

(a)  The following documents are filed as part of this Report:

3.       Exhibits:

         31. Certification

         99.01 Annual Accountant's reports dated August 16, 2004 with respect to Series 1995-A, Series 1995-C, Series 1996-B, Series
         1996-G, Series 1996-M, Series 1997-B, Series 1997-I, Series 1997-J, Series 1997-K, Series 1998-E, Series 1998-F, Series
         1998-G, Series 1999-B, Series 1999-D, Series 1999-G, Series 1999-J, Series 1999-L, Series 1999-M, Series 2000-A, Series
         2000-C, Series 2000-D, Series 2000-E, Series 2000-F, Series 2000-G, Series 2000-H, Series 2000-I, Series 2000-K, Series
         2000-L, Series 2001-A, and Series 2001-B.

         99.02 Annual Servicer's Certificate dated August 16, 2004 with respect to Series 1995-A, Series 1995-C, Series 1996-B,
         Series 1996-G, Series 1996-M, Series 1997-B, Series 1997-I, Series 1997-J, Series 1997-K, Series 1998-E, Series 1998-F,
         Series 1998-G, Series 1999-B, Series 1999-D, Series 1999-G, Series 1999-J, Series 1999-L, Series 1999-M, Series 2000-A,
         Series 2000-C, Series 2000-D, Series 2000-E, Series 2000-F, Series 2000-G, Series 2000-H, Series 2000-I, Series 2000-K,
         Series 2000-L, Series 2001-A, and Series 2001-B.

(b)      Forms 8-K were filed by the registrant during the fiscal year ending June 30, 2004. The reports filed included the following:

            Item 2.  Acquisition or Disposition of Assets

            Item 5.  Other Events

            Item 7.  Financial Statements, Pro Forma Financial
                     Information and Exhibits

                8-K Filing Date                  Item 2      Item 5     Item 7
                ---------------                  ------      ------     ------
                  July 14, 2003                                 X          X
                  July 16, 2003                                 X          X
                  July 23, 2003                                 X          X
                  August 1, 2003                                X          X
                  August 14, 2003                  X            X          X
                  September 12, 2003                            X          X
                  September 15, 2003                            X          X
                  September 25, 2003                            X          X
                  September 30, 2003                            X          X
                  October 15, 2003                              X          X
                  October 16, 2003                              X          X
                  October 28, 2003                              X          X
                  November 17, 2003                             X          X
                  November 25, 2003                             X          X
                  December 15, 2003                X            X          X
                  December 19, 2003                             X          X
                  January 16, 2004                                         X
                  February 10, 2004                             X          X
                  February 17, 2004                             X          X
                  February 24, 2004                             X          X
                  February 25, 2004                             X          X
                  March 2, 2004                                 X          X
                  March 15, 2004                                X          X
                  March 16, 2004                                X          X
                  March 17, 2004                                X          X
                  March 25, 2004                                X          X
                  April 1, 2004                                 X          X
                  April 7, 2004                                 X          X
                  April 15, 2004                                X          X
                  May 17, 2004                     X            X          X
                  May 27, 2004                                  X          X
                  June 15, 2004                                 X          X
                  June 17, 2004                                 X          X

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

                                             MBNA Master Credit Card Trust II (Registrant)
                                             By: MBNA America Bank, National Association
                                             As Servicer

Date:  September 21, 2004                       By: /s/ Douglas O. Hart
                                                -------------------------------
                                                Douglas O.Hart
                                                Senior Executive Vice President