Form 10-K
period 2005-06-30
MBNA AMERICA BK NAT ASSOC MBNA MASTER CREDIT CARD TRUST II
filed 2005-09-22
CIK 936988

                                               UNITED STATES

                                     SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, DC   20549

                                                  FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended:  June 30, 2005

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

                                           1100 North King Street
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
MBNA Master Credit Card Trust II,
Series 1995-C, Series 1996-G, Series 1996-M, Series 1997-B, Series 1997-K, Series 1999-B, Series 1999-D, Series 1999-J,
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

                                            Documents incorporated by reference:

                                      No documents are being incorporated by reference

                                                    INTRODUCTORY NOTE
                                                    -----------------

MBNA America Bank, National Association (the "Originator") is the originator, seller, and servicer under the Pooling and
Servicing Agreement (the "Agreement"), dated as of August 4, 1994, and the Series 1995-C, Series 1996-B, Series 1996-G,
Series 1996-M, Series 1997-B, Series 1997-K, Series 1998-E, Series 1998-F, Series 1998-G, Series 1999-B, Series 1999-D,
Series 1999-J, Series 1999-L, Series 2000-D, Series 2000-E, Series 2000-G, Series 2000-H, Series 2000-I, Series 2000-K,
Series 2000-L, Series 2001-A and Series 2001-B Supplements dated as of June 29, 1995, March 26, 1996, July 17, 1996,
November 26, 1996, February 27, 1997, October 22, 1997, August 11, 1998, August 26, 1998, September 10, 1998, March 26,
1999, June 3, 1999, September 23, 1999, November 5, 1999, May 11, 2000, June 1, 2000, July 20, 2000, August 23, 2000,
September 8, 2000, November 21, 2000, December 13, 2000, February 20, 2001, and March 8, 2001 respectively, by and between the Originator and the trustee, providing for the issuance of the MBNA Master Credit Card Trust II Series 1995-C, Series
1996-B, Series 1996-G, Series 1996-M, Series 1997-B, Series 1997-K, Series 1998-E, Series 1998-F, Series 1998-G, Series
1999-B, Series 1999-D, Series 1999-J, Series 1999-L, Series 2000-D, Series 2000-E, Series 2000-G, Series 2000-H, Series
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

          Industry Developments

        MBNA issues credit cards on MasterCard's and Visa's networks. MasterCard and Visa are facing significant litigation and increased competition. In 2003, MasterCard and Visa settled a suit by Wal-Mart and other merchants who claimed that
MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. Under the settlement
MasterCard and Visa are required to, among other things, allow merchants to accept MasterCard or Visa branded credit cards without accepting their debit cards (and vice versa), reduce the prices charged to merchants for off-line signature debit transactions for a period of time, and pay over ten years amounts totaling $3.05 billion into a settlement fund. MasterCard and Visa are also parties to suits by U.S. merchants who opted out of the Wal-Mart settlement.

        In October 2004, the United States Supreme Court let stand a federal court decision in a suit brought by the U.S.
Department of Justice, in which MasterCard and Visa rules prohibiting banks that issue cards on MasterCard and Visa networks from issuing cards on other networks (the "association rules") were found to have violated federal antitrust laws.
This decision effectively permits banks that issue cards on Visa's or MasterCard's networks, such as MBNA and MBNA
Corporation's other banking subsidiaries, to issue cards on competitor networks. Discover and American Express have initiated separate civil lawsuits against MasterCard and Visa claiming substantial damages stemming from the association rules. MasterCard and Visa are also parties to suits alleging that MasterCard's and Visa's currency conversion practices are unlawful.

        In 2005, certain retail merchants filed purported class action lawsuits in various federal courts, alleging that
MasterCard and Visa and their member banks, including MBNA, conspired to charge retailers excessive interchange and other fees in violation of federal antitrust laws. MBNA is named as a defendant in certain of these lawsuits. MBNA is in the process of reviewing and assessing the impact of the lawsuits.

        The costs associated with these and other matters could cause MasterCard and Visa to invest less in their networks and marketing efforts and could adversely affect the interchange paid to their member banks, including MBNA.

        Litigation

        Securities Class Actions

        In 2005, several lawsuits were filed in federal court against MBNA Corporation, which is the parent of MBNA, and certain of its officers. These lawsuits are purported class actions seeking unspecified damages, interest and costs, including reasonable attorneys' fees, stemming from alleged violations of the Securities Exchange Act of 1934, as amended.
On April 21, 2005, MBNA Corporation announced in its first quarter earnings release that management believed MBNA
Corporation's 2005 earnings would be "significantly below" its previously-stated growth objective. MBNA Corporation's stock price dropped following publication of that earnings release. The lawsuits allege that MBNA Corporation and certain of its officers violated federal securities laws through material misstatements and omissions regarding MBNA Corporation's business, which the plaintiffs allege had the effect of inflating MBNA Corporation's stock price. Additionally, in 2005, shareholder derivative lawsuits were filed in federal and state court on behalf of MBNA Corporation alleging that certain officers and directors of MBNA Corporation breached their fiduciary duties to MBNA Corporation and violated federal securities laws. These claims arise from the facts stated above. One of these derivative lawsuits also alleges that the directors of MBNA Corporation violated their fiduciary duties in approving the merger of MBNA Corporation and Bank of
America Corporation and seeks to enjoin the merger.

        In June 2005, a purported class action lawsuit was filed in the United States District Court for the District of
Delaware against MBNA Corporation, the Pension and 401(k) Plan Committee of MBNA Corporation and certain directors and officers of MBNA Corporation. The lawsuit alleges that the defendants violated certain provisions of the Employee
Retirement Income Security Act of 1974 as a result of breaches of fiduciary duties owed to the 401(k) plan participants and beneficiaries. Specifically, the alleged breaches of fiduciary duties related to, but are not limited to, (i) offering MBNA
Corporation common stock as an investment option, (ii) purchasing MBNA Corporation stock for the 401(k) plan, (iii) holding
MBNA Corporation stock in the 401(k) plan, (iv) failing to monitor the 401(k) plan's investment in MBNA Corporation stock and (v) failing to communicate information concerning MBNA Corporation's financial performance to 401(k) plan participants and beneficiaries.

        MBNA Corporation denies the claims made in the class action, shareholder derivative and ERISA lawsuits and intends to defend these matters vigorously.

        Foreign Currency Conversion Fee Litigation

        MBNA and MBNA Corporation are among the card issuers who are defendants in In Re Currency Conversion Fee Antitrust
Litigation, a class action filed in the U.S. District Court for the Southern District of New York that relates to foreign currency conversion fees charged to customers. MasterCard and Visa applied a currency conversion rate, equal to a wholesale rate plus 1% to credit card transactions in foreign currencies for conversion of the foreign currency into U.S. dollars.
MasterCard and Visa required MBNA and other member banks to disclose the 1% add-on to the wholesale rate if the bank chose to pass it along to the cardholder. MBNA disclosed this information in its cardholder agreements. In January 2002, MBNA and
MBNA Corporation were added as defendants in the matter. The plaintiffs claim that the defendants conspired in violation of the antitrust laws to charge foreign currency conversion fees and failed to properly disclose the fees in solicitations and applications, initial disclosure statements and cardholder statements, in violation of the Truth-in-Lending Act. The plaintiffs also claim that the bank defendants and MasterCard and Visa conspired to charge the 1% foreign currency conversion fee assessed by MasterCard and Visa and an additional fee assessed by some issuers. In the United States MBNA did not charge the additional fee on consumer credit cards in addition to the fee charged by MasterCard and Visa. However,
MBNA did charge such an additional fee on business credit cards. The plaintiffs are seeking unspecified monetary damages and injunctive relief. In July 2003, the court granted a motion to dismiss certain Truth-in-Lending Act claims against
MBNA, MBNA Corporation and other defendants, but denied a motion to dismiss the antitrust claims against the defendants. In
October 2004, a class was certified by the court. MBNA and MBNA Corporation intend to defend this matter vigorously and believe that the claim is without merit.

        Arbitration Litigation

        In August 2005, a purported class action lawsuit was filed in the United States District Court for the Southern
District of New York, alleging that several of the nation's largest credit card issuers illegally conspired to compel their customers to submit disputes to an arbitrator rather than a court. MBNA, MBNA Corporation and MBNA (Delaware) Bank N.A. are
among the defendants named in the lawsuit. MBNA and its affiliates deny the claims made in the lawsuit and intend to defend the matter vigorously.

        MBNA and its affiliates are commonly subject to various pending or threatened legal proceedings, including certain class actions, arising out of the normal course of business. In view of the inherent difficulty of predicting the outcome of such matters, MBNA cannot state what the eventual outcome of these matters will be.

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
-------   Results of Operations.
          ---------------------------------------------------------------

          Not Applicable

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
--------  ----------------------------------------------------------

          Not Applicable

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------

          Not Applicable

Item 9.   Changes In and Disagreements With Accountants on Accounting
-------   and Financial Disclosure.
          -----------------------------------------------------------

          None

Item 9A.  Controls and Procedures.
--------  ------------------------

          Not Applicable

Item 9B.  Other Information.
--------  ------------------

          None

                                                             PART III
                                                             --------

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

          Not Applicable

Item 11.  Executive Compensation.
--------  -----------------------

          Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.
--------  ---------------------------------------------------------------

   (a) The Certificates of each Series representing investors' interests in the Trust are represented by one or more
Certificates registered in the name of Cede and Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances.  Accordingly, Cede and Co. is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system at June 30, 2005.  Such direct participants may hold Certificates for their own accounts or for the accounts of their customers.  At June 30, 2005, the following direct
DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of one or more Series outstanding on that date, as indicated. The information on DTC participants' held positions is provided by DTC.

                                                                                              Aggregate
                                                                                              Amount of               Percentage
                                                                                             Certificates                 Of
  Title / Class            Name                                                                   Held                 Ownership
-----------------          --------------------------------------------------------      ---------------------        ----------
1995-C Class B             Bank of New York (The)                                                   $25,875,000         100.0%

1996-B Class A             Bank of New York (The)                                                   $59,078,000          13.6%
                           Bank of New York (The) / Societe General Bank                             31,170,000           7.2%
                           Citibank, N.A.                                                            39,752,000           9.1%
                           Investors Bank and Trust - Institutional                                  30,500,000           7.0%
                           JPMorgan Chase Bank                                                       94,430,000          21.7%
                           Mellon Trust of New England, National Association                         77,167,000          17.7%
                           State Street Bank and Trust Company                                       28,400,000           6.5%

1996-B Class B             SSB Bank Portfolio                                                       $22,500,000         100.0%

1996-G Class A             Citibank, N.A.                                                           $40,000,000           9.4%
                           JPMorgan Chase Bank                                                      178,075,000          41.9%
                           State Street Bank and Trust Company                                      139,325,000          32.8%

1996-G Class B             Bank of New York (The)                                                   $17,500,000          46.7%
                           JPMorgan Chase Bank                                                        5,000,000          13.3%
                           Mellon Trust of New England, National Association                          5,000,000          13.3%
                           State Street Bank and Trust Company                                       10,000,000          26.7%

1996-M Class A             Bank of New York (The)                                                   $35,150,000           8.3%
                           Citibank, N.A.                                                            40,300,000           9.5%
                           JPMorgan Chase Bank                                                      133,945,000          31.5%
                           Mellon Trust of New England, National Association                        149,265,000          35.1%
                           State Street Bank and Trust Company                                       42,171,000           9.9%

1996-M Class B             Bank of New York (The)                                                   $15,750,000          42.0%
                           Bank of Tokyo - Mitsubishi Trust Company                                  10,500,000          28.0%
                           JPMorgan Chase Bank                                                        4,000,000          10.7%
                           Mellon Trust of New England, National Association                          7,250,000          19.3%

1997-B Class A             Bank of New York (The)                                                  $140,800,000          16.6%
                           Deutsche Bank Securities Inc.                                             45,000,000           5.3%
                           JPMorgan Chase Bank                                                      496,000,000          58.4%
                           JPMorgan Chase Bank/Correspondence Clearing Services 2                   110,000,000          12.9%
                           Merrill Lynch, Pierce Fenner and Smith Safekeeping                        46,200,000           5.4%

1997-B Class B             Bank of New York (The) / Bank of America Securities Ltd.                 $14,000,000          18.7%
                           Investors Bank and Trust Company                                           6,000,000           8.0%
                           JPMorgan Chase Bank                                                       10,000,000          13.3%
                           State Street Bank and Trust Company                                       35,800,000          47.7%
                           UMB Bank, National Association                                             5,000,000           6.7%
                           Wells Fargo Bank, National Association                                     4,200,000           5.6%

1997-K Class A             Bank of New York (The)                                                  $107,500,000          16.9%
                           Citibank, N.A.                                                            50,000,000           7.8%
                           JPMorgan Chase Bank                                                       63,000,000           9.9%
                           JPMorgan Chase Bank / Prudential                                          65,000,000          10.2%
                           Mellon Trust of New England, National Association                         48,610,000           7.6%
                           Northern Trust Company (The)                                             249,500,000          39.1%

1997-K Class B             Bank of New York (The)                                                   $10,000,000          17.8%
                           Citibank, N.A.                                                             9,000,000          16.0%
                           JPMorgan Chase Bank                                                       17,250,000          30.7%
                           State Street Bank and Trust Company                                       20,000,000          35.6%

1998-E Class A             Bank of New York (The)                                                   $51,285,000           6.8%
                           Citibank, N.A.                                                           170,250,000          22.7%
                           JPMorgan Chase Bank                                                      254,481,000          33.9%
                           Mellon Trust of New England, National Association                        122,480,000          16.3%
                           State Street Bank and Trust Company                                       52,620,000           7.0%
                           U.S. Bank N.A.                                                            86,000,000          11.5%

1998-E Class B             Bank of New York (The)                                                    $9,500,000          14.4%
                           Bank of Tokyo - Mitsubishi Trust Company                                  20,000,000          30.2%
                           JPMorgan Chase Bank                                                       13,150,000          19.9%
                           JPMorgan Chase Bank/Correspondence Clearing Services 2                    23,000,000          34.7%

1998-F Class A             Bank of New York (The)                                                   $84,122,000          19.8%
                           Barclays Global Investors N.A./Investors Bank and Trust Company           50,000,000          11.8%
                           Citibank, N.A.                                                            31,853,000           7.5%
                           Investors Bank and Trust - Institutional                                  39,000,000           9.2%
                           JPMorgan Chase Bank                                                      103,850,000          24.4%
                           State Street Bank and Trust Company                                       99,623,000          23.4%

1998-F Class B             JPMorgan Chase Bank                                                      $37,500,000         100.0%

1998-G Class A             Citibank, N.A.                                                           $49,000,000           7.7%
                           JPMorgan Chase Bank                                                      246,205,000          38.6%
                           JPMorgan Chase Bank / Prudential                                         103,880,000          16.3%
                           State Street Bank and Trust Company                                      135,710,000          21.3%

1998-G Class B             Bank of New York (The)                                                   $10,750,000          19.1%
                           JPMorgan Chase Bank                                                       30,000,000          53.3%
                           State Street Bank and Trust Company                                       15,000,000          26.7%

1999-B Class A             Bank of New York (The)                                                  $112,934,000          17.7%
                           JPMorgan Chase Bank                                                      131,304,000          20.6%
                           Mellon Trust of New England, National Association                         58,910,000           9.2%
                           Northern Trust Company (The)                                              43,789,000           6.9%
                           State Street Bank and Trust Company                                      142,709,000          22.4%
                           Union Bank of California, N.A.                                            32,885,000           5.2%

1999-B Class B             Bank of New York (The)                                                    $7,000,000          12.4%
                           JPMorgan Chase Bank                                                       26,250,000          46.7%
                           Mellon Trust of New England, National Association                         10,000,000          17.8%
                           State Street Bank and Trust Company                                       11,000,000          19.6%

1999-D Class A             Citibank Dealer - Tax Exempt Operations                                  $50,000,000          11.8%
                           Citibank, N.A.                                                            35,000,000           8.2%
                           JPMorgan Chase Bank                                                      123,613,000          29.1%
                           JPMorgan Chase Bank/Correspondence Clearing Services 2                    27,000,000           6.4%
                           Northern Trust Company (The)                                              53,880,000          12.7%
                           State Street Bank and Trust Company                                      106,773,000          25.1%

1999-D Class B             Bank of New York (The)                                                   $21,000,000          56.0%
                           JPMorgan Chase Bank                                                       15,607,000          41.6%

1999-J Class A             Bank of New York (The)                                                  $131,688,000          15.5%
                           JPMorgan Chase Bank                                                      211,778,000          24.9%
                           Mellon Trust of New England, National Association                        112,915,000          13.3%
                           State Street Bank and Trust Company                                      235,004,000          27.6%

1999-J Class B             Bank of New York (The)                                                    $9,202,000          12.3%
                           Citibank, N.A.                                                            10,000,000          13.3%
                           JPMorgan Chase Bank                                                       33,070,000          44.1%
                           JPMorgan Chase Bank / Prudential                                           4,100,000           5.5%
                           Mellon Trust of New England, National Association                         15,750,000          21.0%

1999-L Class A             Bank One Trust Company N.A.                                              $34,905,000           5.5%
                           Brown Brothers Harriman and Co.                                           43,500,000           6.8%
                           JPMorgan Chase Bank                                                      253,835,000          39.8%
                           Mellon Trust of New England, National Association                         44,450,000           7.0%
                           Northern Trust Company (The)                                              35,887,000           5.6%
                           PNC Bank, National Association                                            47,992,000           7.5%
                           State Street Bank and Trust Company                                      123,386,000          19.4%

1999-L Class B             Bank of New York (The)                                                   $11,250,000          20.0%
                           State Street Bank and Trust Company                                       45,000,000          80.0%

2000-D Class A             Bank of New York (The)                                                   $80,619,000          11.2%
                           BNY/Sun Trust Bank                                                        75,000,000          10.4%
                           Citibank, N.A.                                                            95,500,000          13.2%
                           JPMorgan Chase Bank                                                       57,763,000           8.0%
                           Mellon Trust of New England, National Association                        140,704,000          19.5%
                           State Street Bank and Trust Company                                      181,426,000          25.1%
                           U.S. Bank N.A.                                                            54,025,000           7.5%

2000-D Class B             JPMorgan Chase Bank                                                      $58,750,000          92.2%
                           State Street Bank and Trust Company                                        5,000,000           7.8%

2000-E Class A             Bank of New York (The)                                                   $84,795,000          17.0%
                           Citibank, N.A.                                                            46,000,000           9.2%
                           JPMorgan Chase Bank                                                       73,510,000          14.7%
                           Mellon Trust of New England, National Association                         45,925,000           9.2%
                           Northern Trust Company (The)                                              29,905,000           6.0%
                           State Street Bank and Trust Company                                      165,325,000          33.1%

2000-E Class B             Citibank, N.A.                                                           $23,750,000          52.8%
                           JPMorgan Chase Bank                                                       21,250,000          47.2%

2000-G Class A             Bank of New York (The)                                                  $118,335,000          18.6%
                           Citibank, N.A.                                                            75,190,000          11.8%
                           State Street Bank and Trust Company                                      364,665,000          57.2%

2000-G Class B             Bank of New York (The)                                                    $7,000,000          12.4%
                           Bank of Tokyo - Mitsubishi Trust Company                                  17,000,000          30.2%
                           JPMorgan Chase Bank                                                       12,000,000          21.3%
                           Mellon Trust of New England, National Association                         10,000,000          17.8%
                           State Street Bank and Trust Company                                       10,000,000          17.8%

2000-H Class A             Bank of New York (The)                                                   $45,000,000           7.6%
                           Citibank, N.A.                                                            55,000,000           9.3%
                           Deutsche Bank Securities Inc.                                             38,550,000           6.5%
                           JPMorgan Chase Bank                                                      174,500,000          29.3%
                           JPMorgan Chase Bank/Correspondence Clearing Services 2                    30,000,000           5.0%
                           State Street Bank and Trust Company                                      114,950,000          19.3%
                           U.S. Bank N.A.                                                           137,000,000          23.0%

2000-H Class B             JPMorgan Chase Bank                                                      $25,000,000          47.6%
                           JPMorgan Chase Bank/Correspondence Clearing Services 2                    13,000,000          24.8%
                           PNC Bank, National Association                                            14,500,000          27.6%

2000-I Class A             Investors Bank and Trust Company                                         $94,989,000          11.2%
                           JPMorgan Chase Bank                                                      265,454,000          31.2%
                           Northern Trust Company (The)                                              55,941,000           6.6%
                           SSB Trust Custody                                                         50,595,000           6.0%
                           State Street Bank and Trust Company                                      155,951,000          18.3%

2000-I Class B             Bank of New York (The)                                                   $75,000,000         100.0%

2000-K Class A             Bank of New York (The)                                                  $124,379,000          19.5%
                           Citibank, N.A.                                                            40,396,000           6.3%
                           JPMorgan Chase Bank                                                       35,000,000           5.5%
                           Northern Trust Company (The)                                             126,675,000          19.9%
                           State Street Bank and Trust Company                                      231,745,000          36.4%

2000-K Class B             Bank of New York (The)                                                   $20,000,000          35.6%
                           JPMorgan Chase Bank                                                       30,000,000          53.3%
                           Wells Fargo Bank, National Association                                     6,250,000          11.1%

2000-L Class A             Bank of New York (The)                                                   $87,841,000          20.7%
                           Citibank, N.A.                                                            28,675,000           6.7%
                           JPMorgan Chase Bank                                                       63,233,000          14.9%
                           Mellon Trust of New England, National Association                         78,067,000          18.4%
                           State Street Bank and Trust Company                                       71,110,000          16.7%
                           Wachovia Bank N.A., Phila. Main                                           51,075,000          12.0%

2000-L Class B             Bank of New York (The)                                                    $4,000,000          10.7%
                           Citibank, N.A.                                                             2,000,000           5.3%
                           Northern Trust Company (The)                                               2,500,000           6.7%
                           State Street Bank and Trust Company                                       10,000,000          26.7%
                           Wachovia Bank N.A. - Phila. Main                                          18,750,000          50.0%

2001-A Class A             Bank of New York (The)                                                  $218,000,000          20.5%
                           Citibank Dealer - Tax Exempt Operations                                   63,800,000           6.0%
                           Citibank, N.A.                                                           100,500,000           9.5%
                           JPMorgan Chase Bank                                                      308,900,000          29.1%
                           Northern Trust Company (The)                                              63,250,000           6.0%
                           State Street Bank and Trust Company                                      261,600,000          24.6%

2001-A Class B             Bank of New York (The)                                                   $78,750,000          84.0%
                           JPMorgan Chase Bank                                                       15,000,000          16.0%

2001-B Class A             Bank of New York (The)                                                  $194,000,000          30.4%
                           Deutsche Bank Securities Inc.                                             40,250,000           6.3%
                           JPMorgan Chase Bank                                                      223,000,000          35.0%
                           U.S. Bank N.A.                                                           120,000,000          18.8%

2001-B Class B             Bank of New York (The)                                                   $36,250,000          64.4%
                           JPMorgan Chase Bank                                                       20,000,000          35.6%

The address of each of the above participants is:

                         C/O  The Depository Trust Company
                              55 Water Street
                              New York, NY  10041

     (b)  Not Applicable

     (c)  Not Applicable

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

          None

Item 14.  Principal Accounting Fees and Services.
--------  ---------------------------------------

          Not Applicable

                                                              PART IV
                                                              -------

Item 15.  Exhibits, Financial Statement Schedules.
--------  -----------------------------------------------------------------

(a)  The following documents are filed as part of this Report:

3.       Exhibits:

         31. Certification

         99.01 Annual Accountant's reports dated August 15, 2005 with respect to, Series 1995-C, Series 1996-B, Series
         1996-G, Series 1996-M, Series 1997-B, Series 1997-K, Series 1998-E, Series 1998-F, Series 1998-G, Series 1999-B,
         Series 1999-D, Series 1999-J, Series 1999-L, Series 2000-D, Series 2000-E, Series 2000-G, Series 2000-H, Series
         2000-I, Series 2000-K, Series 2000-L, Series 2001-A, and Series 2001-B.

         99.02 Annual Servicer's Certificate dated August 15, 2005 with respect to Series 1995-C, Series 1996-B, Series
         1996-G, Series 1996-M, Series 1997-B, Series 1997-K, Series 1998-E, Series 1998-F, Series 1998-G, Series 1999-B,
         Series 1999-D, Series 1999-J, Series 1999-L, Series 2000-D, Series 2000-E, Series 2000-G, Series 2000-H, Series
         2000-I, Series 2000-K, Series 2000-L, Series 2001-A, and Series 2001-B.

 (b)  See item 15(a) (3) above.

 (c)  Not Applicable

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

                                         MBNA Master Credit Card Trust II (Registrant)
                                         By: MBNA America Bank, National Association
                                         As Servicer

Date:  September 22, 2005                By: /s/ Douglas O. Hart
                                         -------------------------------
                                         Douglas O. Hart
                                         Senior Executive Vice President