Form 10-K
period 2006-06-30
BA Master Credit Card Trust II
filed 2006-09-28
CIK 936988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period

Commission file number: 000-20949

BA MASTER CREDIT CARD TRUST II

(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1100 North King Street, Wilmington, Delaware	19884
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 362-6255

FIA CARD SERVICES, NATIONAL ASSOCIATION

(Exact name of depositor and sponsor as specified in its charter)

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act:

BA Master Credit Card Trust II, Series 1996-M, Series 1997-B, Series 1999-B, Series 1999-J, Series 2000-E, Series 2000-L, Fixed and Floating Rate Asset Backed Certificates.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this form 10-K.    ☐  [Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

INTRODUCTORY NOTE

FIA Card Services, National Association (formerly known as MBNA America Bank, National Association) (“FIA”) is the originator, seller, and servicer under the Amended and Restated Pooling and Servicing Agreement, dated as of June 10, 2006 (as amended from time to time, the “Agreement”), and the Series 1996-M, Series 1997-B, Series 1998-E, Series 1998-G, Series 1999-B, Series 1999-J, Series 1999-L, Series 2000-D, Series 2000-E, Series 2000-H, Series 2000-L, and Series 2001-B Supplements dated as of November 26, 1996, February 27, 1997, August 11, 1998, September 10, 1998, March 26, 1999, September 23, 1999, November 5, 1999, May 11, 2000, June 1, 2000, August 23, 2000, December 13, 2000, and March 8, 2001, respectively, by and between FIA and the trustee, providing for the issuance of the BA Master Credit Card Trust II Series 1996-M, Series 1997-B, Series 1998-E, Series 1998-G, Series 1999-B, Series 1999-J, Series 1999-L, Series 2000-D, Series 2000-E, Series 2000-H, Series 2000-L, and Series 2001-B Fixed and Floating Rate Asset Backed Certificates (the “Certificates”) and is the originator of the BA Master Credit Card Trust II (the “Trust” and the “Registrant”). The Certificates do not represent obligations of or interests in FIA. In November 1988, FIA made application under the Securities Exchange Act of 1934 for an exemption from certain reporting requirements. On December 30, 1988, the staff of the Securities and Exchange Commission’s Division of Corporation Finance granted FIA’s exemption request, pursuant to which FIA is not required to respond to various items of Form 10-K. Such items are designated herein as “Not Applicable”.

PART I

Item 1: Business.

Not Applicable.

Item 1A: Risk Factors.

Not Applicable.

Item 1B: Unresolved Staff Comments.

Not Applicable.

Item 2: Properties.

Not Applicable.

Item 3: Legal Proceedings.

Industry Developments

FIA issues credit cards on MasterCard’s and Visa’s networks. MasterCard and Visa are facing significant litigation and increased competition. In 2003, MasterCard and Visa settled a suit by Wal-Mart and other merchants who claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. Under the settlement MasterCard and Visa are required to, among other things, allow merchants to accept MasterCard or Visa branded credit cards without accepting their debit cards (and vice versa), reduce the prices charged to merchants for off-line signature debit transactions for a period of time, and pay over ten years amounts totaling $3.05 billion into a settlement fund. MasterCard and Visa are also parties to suits in various state courts mirroring the allegations brought by Wal-Mart and the other merchants.

In October 2004, the United States Supreme Court let stand a federal court decision in a suit brought by the U.S. Department of Justice, in which MasterCard and Visa rules prohibiting banks that issue cards on MasterCard and Visa networks from issuing cards on other networks (the “association rules”) were found to have violated federal antitrust laws. This decision effectively permits banks that issue cards on Visa’s or MasterCard’s networks, such as FIA and Bank of America Corporation’s other banking subsidiaries, to issue cards on competitor networks. Discover and American Express have initiated separate civil lawsuits against MasterCard and Visa claiming substantial damages stemming from the association rules. MasterCard and Visa are also parties to suits alleging that MasterCard’s and Visa’s currency conversion practices are unlawful.

The costs associated with these and other matters could cause MasterCard and Visa to invest less in their networks and marketing efforts and could adversely affect the interchange paid to their member banks, including FIA.

Litigation

In June, August, September and November 2005, certain retail merchants filed numerous purported class action lawsuits in federal courts, alleging that MasterCard and Visa and their member banks, including FIA and Bank of America, National Association (USA), conspired to charge retailers excessive interchange in violation of federal antitrust laws. In October 2005, certain of the lawsuits were consolidated in In Re: Payment Card Fee and Merchant Discount Antitrust Litigation, in the U.S. District Court for the Eastern District of New York. The plaintiffs seek unspecified treble damages, injunctive relief, attorney fees and costs.

On April 24, 2006, plaintiffs filed a first consolidated and amended putative class action complaint re-alleging the claims in the original complaint and alleging, among other additional claims, that defendants violated federal and California antitrust laws by combining to impose certain fees and to adopt rules and practices of Visa and MasterCard that are alleged to constitute restraints of trade.

Plaintiffs filed a supplemental complaint alleging as additional claims (i) federal antitrust claims arising out of MasterCard’s initial public offering and (ii) a fraudulent conveyance claim under New York Debtor and Creditor Law. Plaintiffs seek unspecified treble damages and injunctive relief.

Item 4: Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Certificates of each series representing investors’ interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

Item 6: Selected Financial Data.

Not Applicable.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8: Financial Statements and Supplementary Data.

Not Applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A: Controls and Procedures

Not Applicable.

Item 9B: Other Information.

None.

PART III

Item 10: Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11: Executive Compensation.

Not Applicable.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The Certificates of each series representing investors’ interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company (“DTC”), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system at June 30, 2006. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At June 30, 2006, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of one or more series outstanding on that date, as indicated. The information on DTC participants’ held positions is provided by DTC.

Series	Participant Full Name	Total	Total

1996-G Class A	Citibank, N.A.	53,235,000.00	12.53%
	JPMorgan Chase Bank	175,325,000.00	41.25%
	State Street Bank and Trust Company	150,355,000.00	35.38%

1996-G Class B	JPMorgan Chase Bank	5,000,000.00	13.33%
	Mellon Trust of New England, National Association	5,000,000.00	13.33%
	State Street Bank and Trust Company	27,500,000.00	73.33%

1996-M Class A	Citibank, N.A.	40,300,000.00	9.48%
	JPMorgan Chase Bank	81,945,000.00	19.28%
	Mellon Trust of New England, National Association	149,849,000.00	35.26%
	State Street Bank and Trust Company	122,021,000.00	28.71%

1996-M Class B	Bank of New York (The)	15,750,000.00	42.00%
	JPMorgan Chase Bank	4,000,000.00	10.67%
	Mellon Trust of New England, National Association	7,250,000.00	19.33%
	State Street Bank and Trust Company	10,500,000.00	28.00%

1997-B Class A	ABN AMRO Incorporated/Bond Training	45,000,000.00	5.29%
	Bank of New York (The)	140,800,000.00	16.56%
	JPMorgan Chase Bank/Correspondence Clearing Services 2	110,000,000.00	12.94%
	JPMorgan Chase Bank	496,000,000.00	58.35%
	Merrill Lynch, Pierce Fenner & Smith Safekeeping	46,200,000.00	5.44%

1997-B Class B	Alaska USA Federal Credit Union	7,750,000.00	10.33%
	Citigroup Global Markets Inc./Salomon Brothers	12,250,000.00	16.33%
	JPMorgan Chase Bank	10,000,000.00	13.33%
	State Street Bank and Trust Company	30,800,000.00	41.07%
	UMB Bank, National Association	5,000,000.00	6.67%
	Wells Fargo Bank, National Association	4,200,000.00	5.60%

1998-E Class A	Bank of New York (The)	55,050,000.00	7.34%
	Citibank, N.A.	125,000,000.00	16.67%
	JPMorgan Chase Bank	154,850,000.00	20.65%
	Mellon Trust of New England, National Association	177,170,000.00	23.62%
	PNC Bank, National Association	39,260,000.00	5.23%
	State Street Bank and Trust Company	91,640,000.00	12.22%
	U.S. Bank N.A.	86,000,000.00	11.47%

1998-E Class B	Bank of New York (The)	9,500,000.00	14.35%
	Bank of Tokyo—Mitsubishi Trust Company	20,000,000.00	30.21%
	JPMorgan Chase Bank/Correspondence Clearing Services 2	23,000,000.00	34.74%
	JPMorgan Chase Bank	13,150,000.00	19.86%

1998-G Class A	Citibank, N.A.	157,545,000.00	24.71%
	Investors Bank & Trust Company	51,000,000.00	8.00%
	JPMorgan Chase Bank	148,450,000.00	23.29%
	State Street Bank and Trust Company	191,125,000.00	29.98%

1998-G Class B	Bank of New York (The)	10,750,000.00	19.11%
	JPMorgan Chase Bank	30,000,000.00	53.33%
	State Street Bank and Trust Company	15,000,000.00	26.67%

1999-B Class A	Bank of New York (The)	126,884,000.00	19.90%
	JPMorgan Chase Bank	132,864,000.00	20.84%
	Mellon Trust of New England, National Association	65,211,000.00	10.23%
	Northern Trust Company (The)	41,024,000.00	6.44%
	State Street Bank and Trust Company	154,450,000.00	24.23%

1999-B Class B	Bank of New York (The)	5,000,000.00	8.89%
	JPMorgan Chase Bank	26,250,000.00	46.67%
	Mellon Trust of New England, National Association	10,000,000.00	17.78%
	State Street Bank and Trust Company	13,000,000.00	23.11%

1999-J Class A	Bank of New York (The)	167,077,000.00	19.66%
	JPMorgan Chase Bank	216,941,000.00	25.52%
	Mellon Trust of New England, National Association	100,738,000.00	11.85%
	State Street Bank and Trust Company	180,080,000.00	21.19%

1999-J Class B	Bank of New York (The)	7,052,000.00	9.40%
	Citibank, N.A.	10,000,000.00	13.33%
	JPMorgan Chase Bank	32,770,000.00	43.69%
	Mellon Trust of New England, National Association	16,950,000.00	22.60%

1999-L Class A	Brown Brothers Harriman & Co.	45,350,000.00	7.11%
	JPMorgan Chase Bank/Correspondence Clearing Services 2	44,680,000.00	7.01%
	JPMorgan Chase Bank	224,600,000.00	35.23%
	PNC Bank, National Association	74,101,000.00	11.62%
	State Street Bank and Trust Company	171,956,000.00	26.97%

1999-L Class B	State Street Bank and Trust Company	56,250,000.00	100.00%

2000-D Class A	BNY/Sun Trust Capital Markets	75,000,000.00	10.38%
	Citibank, N.A.	82,260,000.00	11.39%
	Investors Bank & Trust Company	43,875,000.00	6.07%
	JPMorgan Chase Bank	87,542,000.00	12.12%
	Mellon Trust of New England, National Association	150,691,000.00	20.86%
	State Street Bank and Trust Company	216,590,000.00	29.98%

2000-D Class B	JPMorgan Chase Bank	58,750,000.00	92.16%
	State Street Bank and Trust Company	5,000,000.00	7.84%

2000-E Class A	Bank of New York (The)	111,540,000.00	22.31%
	JPMorgan Chase Bank	69,850,000.00	13.97%
	Mellon Trust of New England, National Association	26,915,000.00	5.38%
	Northern Trust Company (The)	56,900,000.00	11.38%
	State Street Bank and Trust Company	134,625,000.00	26.93%

2000-E Class B	Citibank, N.A.	23,750,000.00	52.78%
	JPMorgan Chase Bank	13,950,000.00	31.00%
	LaSalle Bank N.A.	3,900,000.00	8.67%

2000-H Class A	Bank of New York (The)	45,000,000.00	7.56%
	Citibank, N.A.	38,550,000.00	6.48%
	JPMorgan Chase Bank/Correspondence Clearing Services 2	30,000,000.00	5.04%
	JPMorgan Chase Bank	209,500,000.00	35.21%
	State Street Bank and Trust Company	114,950,000.00	19.32%
	U.S. Bank N.A.	137,000,000.00	23.03%

2000-H Class B	JPMorgan Chase Bank/Correspondence Clearing Services 2	13,000,000.00	24.76%
	JPMorgan Chase Bank	25,000,000.00	47.62%
	State Street Bank and Trust Company	14,500,000.00	27.62%

2000-L Class A	Bank of New York (The)	101,849,000.00	23.96%
	Citibank, N.A.	63,675,000.00	14.98%
	JPMorgan Chase Bank	51,845,000.00	12.20%
	Mellon Trust of New England, National Association	78,232,000.00	18.41%
	State Street Bank and Trust Company	80,485,000.00	18.94%

2000-L Class B	Bank of New York (The)	4,000,000.00	10.67%
	Northern Trust Company (The)	2,500,000.00	6.67%
	State Street Bank and Trust Company	12,000,000.00	32.00%
	Wachovia Bank N.A. – Phila. Main	18,750,000.00	50.00%

2001-B Class B	Bank of New York (The)	36,250,000.00	64.44%
	JPMorgan Chase Bank	20,000,000.00	35.56%

2001-B Class A	Bank of New York (The)	41,000,000.00	6.43%
	Citibank, N.A.	123,000,000.00	19.29%
	JPMorgan Chase Bank	221,000,000.00	34.67%
	LaSalle Bank N.A.	46,000,000.00	7.22%
	U.S. Bank N.A.	120,000,000.00	18.82%

The address of each of the above participants is:

c/o The Depository Trust Company

55 Water Street

New York, NY 10041

Item 13: Certain Relationships and Related Transactions.

Not Applicable.

Item 14: Principal Accountant Fees and Services.

Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) Not Applicable.

(b) Exhibits

Exhibit Number	Description
31.1	Certification.

99.1	Reports of PricewaterhouseCoopers LLP dated August 11, 2006 pursuant to Section 3.06 of the Agreement with regard to FIA Card Services, National Association (including the related assertion letters of FIA regarding its internal controls and its compliance with the provisions of the Agreement, each delivered pursuant to Section 3.06 of the Agreement).

99.2	Servicer Compliance Statement dated August 11, 2006 with respect to Series 1996-M, Series 1997-B, Series 1998-E, Series 1998-G, Series 1999-B, Series 1999-J, Series 1999-L, Series 2000-D, Series 2000-E, Series 2000-H, Series 2000-L, and Series 2001-B.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BA Master Credit Card Trust II

By: FIA Card Services, National Association, as Servicer

By:	/s/ Marcie E. Copson-Hall
Name:	Marcie E. Copson-Hall
Title:	Senior Vice President

Date: September 28, 2006

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification.

99.1	Reports of PricewaterhouseCoopers LLP dated August 11, 2006 pursuant to Section 3.06 of the Agreement with regard to FIA Card Services, National Association (including the related assertion letters of FIA regarding its internal controls and its compliance with the provisions of the Agreement, each delivered pursuant to Section 3.06 of the Agreement).

99.2	Servicer Compliance Statement dated August 11, 2006 with respect to Series 1996-M, Series 1997-B, Series 1998-E, Series 1998-G, Series 1999-B, Series 1999-J, Series 1999-L, Series 2000-D, Series 2000-E, Series 2000-H, Series 2000-L, and Series 2001-B.