Form 10-K
period 2007-06-30
BA Master Credit Card Trust II
filed 2007-09-19
CIK 936988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________

FORM 10-K

_____________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period

Commission file number: 000-20949

_____________________

BA MASTER CREDIT CARD TRUST II

(Exact name of registrant as specified in its charter)

_____________________

Delaware	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

c/o BA Credit Card Funding, LLC 214 North Tryon Street Charlotte, NC	28255
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704)  683-4915

_____________________

BA CREDIT CARD FUNDING, LLC

(Exact name of depositor as specified in its charter)

FIA CARD SERVICES, NATIONAL ASSOCIATION

(Exact name of sponsor as specified in its charter)

_____________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act:

BA Master Credit Card Trust II, Series 1997-B, Series 1999-B, Series 1999-J, Series 2000-E, Series 2000-L, Fixed and Floating Rate Asset Backed Certificates.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this Form 10-K.     ☒  [Item 405 of Regulation S-K is not applicable.]

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

INTRODUCTORY NOTE

FIA Card Services, National Association (“FIA”) is the originator, seller, and servicer under the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 20, 2006 (as amended from time to time, the “Agreement”), and the Series 1997-B, Series 1998-E, Series 1999-B, Series 1999-J, Series 2000-E, Series 2000-H, Series 2000-L, and Series 2001-B Supplements dated as of February 27, 1997, August 11, 1998, March 26, 1999, September 23, 1999, June 1, 2000, August 23, 2000, December 13, 2000, and March 8, 2001, respectively, by and between FIA and the trustee, providing for the issuance of the BA Master Credit Card Trust II Series 1997-B, Series 1998-E, Series 1999-B, Series 1999-J, Series 2000-E, Series 2000-H, Series 2000-L, and Series 2001-B Fixed and Floating Rate Asset Backed Certificates (the “Certificates”) and is the originator of the BA Master Credit Card Trust II (the “Trust” and the “Registrant”). The Certificates do not represent obligations of or interests in FIA. In November 1988, FIA (formerly known as MBNA America Bank, National Association) made application under the Securities Exchange Act of 1934 for an exemption from certain reporting requirements. On December 30, 1988, the staff of the Securities and Exchange Commission’s Division of Corporation Finance granted FIA’s exemption request, pursuant to which FIA is not required to respond to various items of Form 10-K. Such items are designated herein as “Not Applicable”.

PART I

Item  1: Business.

Not Applicable.

Item  1A: Risk Factors.

Not Applicable.

Item  1B: Unresolved Staff Comments.

Not Applicable.

Item  2: Properties.

Not Applicable.

Item  3: Legal Proceedings.

Industry Developments

FIA Card Services, National Association (“FIA”) issues credit cards on MasterCard’s and Visa’s networks. MasterCard and Visa are facing significant litigation and increased competition. In 2003, MasterCard and Visa settled a suit by Wal-Mart and other merchants who claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. Under the settlement MasterCard and Visa are required to, among other things, allow merchants to accept MasterCard or Visa branded credit cards without accepting their debit cards (and vice versa), reduce the prices charged to merchants for off-line signature debit transactions for a period of time, and pay amounts totaling $3.05 billion into a settlement fund. MasterCard and Visa are also parties to suits in various state courts mirroring the allegations brought by Wal-Mart and the other merchants.

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

Litigation

Bank of America Corporation and certain of its subsidiaries are defendants in actions filed on behalf of a putative class of retail merchants that accept Visa and MasterCard payment cards. The first of these actions was filed in June 2005. On April 24, 2006, putative class plaintiffs filed a First Consolidated and Amended Class Action Complaint. Plaintiffs therein allege that the defendants conspired to fix the level of interchange and merchant discount fees and that certain other practices, including various Visa and MasterCard rules, violate federal and California antitrust laws. On May 22, 2006, the putative class plaintiffs filed a supplemental complaint against many of the same defendants, including Bank of America Corporation and certain of its subsidiaries, alleging additional federal antitrust claims and a fraudulent conveyance claim under New York Debtor and Creditor Law, all arising out of MasterCard’s 2006 initial public offering. The putative class plaintiffs seek unspecified treble damages and injunctive relief. Additional defendants in the putative class actions include Visa, MasterCard, and other financial institutions.

The putative class actions are coordinated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York, together with additional, individual actions brought only against Visa and MasterCard, under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation. Motions to dismiss portions of the First Consolidated and Amended Class Action Complaint and the supplemental complaint are pending.

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

Not Applicable.

Item  8: Financial Statements and Supplementary Data.

Not Applicable.

Item  9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item  9A: Controls and Procedures.

Not Applicable.

Item  9B: Other Information.

None.

PART III

Item  10: Directors, Executive Officers and Corporate Governance.

Not Applicable.

Item  11: Executive Compensation.

Not Applicable.

Item  12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The Certificates of each series representing investors’ interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company (“DTC”), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system at June 30, 2007. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At June 30, 2007, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of one or more series outstanding on that date, as indicated. The information on DTC participants’ held positions is provided by DTC.

Series	Participant Full Name	Total	Total

1997-B Class A	Bank of New York (The)	484,038,000.00	56.9%
	State Street Bank and Trust Company	99,800,000.00	11.7%
	JPMorgan Chase Bank	203,220,000.00	23.9%
	Merrill Lynch, Pierce Fenner & Smith Safekeeping	46,200,000.00	5.4%

1997-B Class B	Mellon Trust of New England, National Association	5,100,000.00	6.8%
	JPMorgan Chase Bank	24,800,000.00	33.1%
	State Street Bank and Trust Company	30,800,000.00	41.1%
	UMB Bank, National Association	5,000,000.00	6.7%
	Wells Fargo Bank, National Association	4,200,000.00	5.6%

1998-E Class A	Bank of New York (The)	105,050,000.00	14.0%
	Citibank, N.A.	100,000,000.00	13.3%
	JPMorgan Chase Bank	276,625,000.00	36.9%
	Mellon Trust of New England, National Association	41,020,000.00	5.5%
	State Street Bank and Trust Company	126,065,000.00	16.8%

1998-E Class B	Bank of New York (The)	32,500,000.00	49.1%
	Bank of Tokyo - Mitsubishi Trust Company	20,000,000.00	30.2%
	JPMorgan Chase Bank	13,150,000.00	19.9%

1999-B Class A	Bank of New York (The)	141,280,000.00	22.2%
	JPMorgan Chase Bank	122,850,000.00	19.3%
	Mellon Trust of New England, National Association	55,190,000.00	8.7%
	Northern Trust Company (The)	36,735,000.00	5.8%
	State Street Bank and Trust Company	139,659,000.00	21.9%

1999-B Class B	Bank of New York (The)	7,500,000.00	13.3%
	JPMorgan Chase Bank	15,000,000.00	26.7%
	Mellon Trust of New England, National Association	15,000,000.00	26.7%
	State Street Bank and Trust Company	13,000,000.00	23.1%

1999-J Class A	Bank of New York (The)	167,458,000.00	19.7%
	JPMorgan Chase Bank	211,244,000.00	24.9%
	Mellon Trust of New England, National Association	99,570,000.00	11.7%
	State Street Bank and Trust Company	209,715,000.00	24.7%

1999-J Class B	Bank of New York (The)	8,052,000.00	10.7%
	Citibank, N.A.	10,000,000.00	13.3%
	JPMorgan Chase Bank	41,818,000.00	55.8%
	Mellon Trust of New England, National Association	13,300,000.00	17.7%

2000-E Class A	Bank of New York (The)	128,180,000.00	25.6%
	JPMorgan Chase Bank	67,215,000.00	13.4%
	Mellon Trust of New England, National Association	48,699,000.00	9.7%
	Northern Trust Company (The)	54,140,000.00	10.8%
	State Street Bank and Trust Company	117,491,000.00	23.5%

2000-E Class B	Citibank, N.A.	23,750,000.00	52.8%
	JPMorgan Chase Bank	13,950,000.00	31.0%
	LaSalle Bank National Association	3,900,000.00	8.7%

2000-H Class A	Bank of New York (The)	80,000,000.00	13.4%
	Citibank, N.A.	38,550,000.00	6.5%
	JPMorgan Chase Bank	169,250,000.00	28.4%
	State Street Bank and Trust Company	126,200,000.00	21.2%
	U.S. Bank N.A.	161,000,000.00	27.1%

2000-H Class B	Bank of New York (The)	13,000,000.00	24.8%
	JPMorgan Chase Bank	25,000,000.00	47.6%
	State Street Bank and Trust Company	14,500,000.00	27.6%

2000-L Class A	Harris Trust and Savings Bank	39,463,000.00	9.3%
	Bank of New York (The)	106,329,000.00	25.0%
	Brown Brothers Harriman & Co.	21,750,000.00	5.1%
	Citibank, N.A.	28,675,000.00	6.7%
	JPMorgan Chase Bank	40,372,000.00	9.5%
	Mellon Trust of New England, National Association	26,632,000.00	6.3%
	State Street Bank Trust	40,945,000.00	9.6%
	State Street Bank and Trust Company	55,710,000.00	13.1%

2000-L Class B	Bank of New York (The)	4,000,000.00	10.7%
	Northern Trust Company (The)	2,500,000.00	6.7%
	State Street Bank and Trust Company	12,000,000.00	32.0%
	U.S. Bank N.A.	18,750,000.00	50.0%

2001-B Class A	Bank of New York (The)	99,250,000.00	15.6%
	LaSalle Bank National Association	46,000,000.00	7.2%
	JPMorgan Chase Bank	207,400,000.00	32.5%
	State Street Bank and Trust Company	73,875,000.00	11.6%
	U.S. Bank N.A.	135,000,000.00	21.2%

2001-B Class B	Bank of New York (The)	36,250,000.00	64.4%
	JPMorgan Chase Bank	20,000,000.00	35.6%

The address of each of the above participants is:

c/o The Depository Trust Company

55 Water Street

New York, NY 10041

Item  13: Certain Relationships and Related Transactions and Director Independence.

Not Applicable.

Item  14: Principal Accountant Fees and Services.

Not Applicable.

PART IV

Item  15. Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) Not Applicable.

(b) Exhibits

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1

Report of PricewaterhouseCoopers LLP pursuant to Section 3.06 of the Pooling and Servicing Agreement with regard to FIA Card Services, National Association (including the related assertion letter of FIA regarding its internal controls, delivered pursuant to Section 3.06 of the Pooling and Servicing Agreement).

99.2	Report of PricewaterhouseCoopers LLP pursuant to Section 3.06 of the Pooling and Servicing Agreement with regard to FIA Card Services, National Association (including the related assertion letter of FIA regarding its compliance with the provisions of the Pooling and Servicing Agreement, delivered pursuant to Section 3.06 thereof).

99.3	Servicer Compliance Statement of FIA Card Services, National Association.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BA Master Credit Card Trust II

By: FIA Card Services, National Association,

as Servicer

By: /s/ Elizabeth S. Buie
Name: Elizabeth S. Buie
Title: Senior Vice President

(senior officer in charge of the servicing function)

Date: September 18, 2007

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1

Report of PricewaterhouseCoopers LLP pursuant to Section 3.06 of the Pooling and Servicing Agreement with regard to FIA Card Services, National Association (including the related assertion letter of FIA regarding its internal controls, delivered pursuant to Section 3.06 of the Pooling and Servicing Agreement).

99.2

Report of PricewaterhouseCoopers LLP pursuant to Section 3.06 of the Pooling and Servicing Agreement with regard to FIA Card Services, National Association (including the related assertion letter of FIA regarding its compliance with the provisions of the Pooling and Servicing Agreement, delivered pursuant to Section 3.06 thereof).

99.3	Servicer Compliance Statement of FIA Card Services, National Association.