Form 10-K
period 2008-06-30
BA Master Credit Card Trust II
filed 2008-09-18
CIK 936988

___________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2008

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period ___________

Commission file number: 000-20949

___________________

BA MASTER CREDIT CARD TRUST II

(Exact name of registrant as specified in its charter)
__________

Delaware	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

c/o BA Credit Card Funding, LLC 214 North Tryon Street Charlotte, NC	28255
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 683-4915

___________________

BA CREDIT CARD FUNDING, LLC
(Exact name of depositor as specified in its charter)

FIA CARD SERVICES, NATIONAL ASSOCIATION

(Exact name of sponsor as specified in its charter)

___________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act:

BA Master Credit Card Trust II, Series 1997-B, Series 1999-B, Series 1999-J, Series 2000-E Fixed and Floating Rate Asset Backed Certificates.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                                                                                   Accelerated filer  ☐

Non-accelerated filer  ☒      (Do not check if a smaller reporting company)    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

INTRODUCTORY NOTE

FIA Card Services, National Association (“FIA”) is the originator, seller, and servicer under the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 20, 2006 (as amended from time to time, the “Agreement”), and the Series 1997-B, Series 1999-B, Series 1999-J, Series 2000-E, Series 2000-H, and Series 2001-B Supplements dated as of February 27, 1997, March 26, 1999, September 23, 1999, June 1, 2000, August 23, 2000, and March 8, 2001, respectively, by and between FIA and the trustee, providing for the issuance of the BA Master Credit Card Trust II Series 1997-B, Series 1999-B, Series 1999-J, Series 2000-E, Series 2000-H, and Series 2001-B Fixed and Floating Rate Asset Backed Certificates (the “Certificates”) and is the originator of the BA Master Credit Card Trust II (the “Trust” and the “Registrant”). The Certificates do not represent obligations of or interests in FIA. In November 1988, FIA (formerly known as MBNA America Bank, National Association) made application under the Securities Exchange Act of 1934 for an exemption from certain reporting requirements. On December 30, 1988, the staff of the Securities and Exchange Commission’s Division of Corporation Finance granted FIA’s exemption request, pursuant to which FIA is not required to respond to various items of Form 10-K. Such items are designated herein as “Not Applicable”.

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

In October 2004, the United States Supreme Court let stand a federal court decision in a suit brought by the U.S. Department of Justice, in which MasterCard and Visa rules prohibiting banks that issue cards on MasterCard and Visa networks from issuing cards on other networks (the “association rules”) were found to have violated federal antitrust laws. This decision effectively permits banks that issue cards on Visa’s or MasterCard’s networks, such as FIA and Bank of America Corporation’s other banking subsidiaries, to issue cards on competitor networks. Discover and American Express have initiated separate civil lawsuits against MasterCard and Visa claiming substantial damages stemming from the association rules. Visa and MasterCard have agreed to pay American Express $2.25 billion and $1.8 billion, respectively, to settle its lawsuit. The trial for the Discover lawsuit is scheduled to commence in October 2008.

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

     The putative class action plaintiffs have filed for class certification, and the actions are coordinated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York, together with additional, individual actions brought only against Visa and MasterCard, under the caption In Re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation. Motions to dismiss portions of the First Consolidated and Amended Class Action Complaint and the

supplemental complaint have been filed. On January 8, 2008, the Court granted the motion to dismiss all claims that pre-date January 1, 2004, based on the settlement and release of claims in the Wal-Mart case discussed above in “—Industry Developments.” On February 12, 2008, the Magistrate Judge assigned to these claims issued a Report and Recommendation granting the defendants’ motion to dismiss the fraudulent conveyance claims against all the defendants and the Clayton Act claims against the defendants other than MasterCard, with leave to replead all claims consistent with the decision. The Magistrate Judge also denied the motion to dismiss the Clayton Act claims against MasterCard and the Section 1 Sherman Act claims against all defendants. The defendants filed objections to the Report and Recommendation and plaintiffs have an opportunity to respond to the objections. The District Court will then review the Report and Recommendation as well as the objections and issue a final decision.

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

Not Applicable.

Item 11: Executive Compensation.

Not Applicable.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The Certificates of each series representing investors’ interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company (“DTC”), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system at June 30, 2008. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At June 30, 2008, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of one or more series outstanding on that date, as indicated. The information on DTC participants’ held positions is provided by DTC.

Series	Participant Full Name	Total	Total

1997-B Class A	Bank of New York Mellon (The)	556,772,000.00	65.5%
	JPMorgan Chase Bank	106,150,000.00	12.5%
	State Street Bank and Trust Company	97,000,000.00	11.4%
	Merrill Lynch, Pierce Fenner & Smith Safekeeping	46,200,000.00	5.4%

1997-B Class B	State Street Bank and Trust Company	30,800,000.00	41.1%
	JPMorgan Chase Bank	30,000,000.00	40.0%
	UMB Bank, National Association	5,000,000.00	6.7%

1999-B Class A	JPMorgan Chase Bank	152,069,000.00	23.9%
	State Street Bank and Trust Company	132,932,000.00	20.9%
	Bank of New York Mellon (The)	130,243,000.00	20.4%
	Mellon Trust of New England, National Association	56,516,000.00	8.9%

1999-B Class B	JPMorgan Chase Bank	21,000,000.00	37.3%
	Mellon Trust of New England, National Association	15,000,000.00	26.7%
	Bank of New York Mellon (The)	7,500,000.00	13.3%
	State Street Bank and Trust Company	7,400,000.00	13.2%

1999-J Class A	State Street Bank and Trust Company	208,665,000.00	24.5%
	JPMorgan Chase Bank	208,133,000.00	24.5%
	Bank of New York Mellon (The)	124,641,000.00	14.7%
	Mellon Trust of New England, National Association	116,561,000.00	13.7%

1999-J Class B	JPMorgan Chase Bank	42,003,000.00	56.0%
	Mellon Trust of New England, National Association	14,300,000.00	19.1%
	Bank of New York Mellon (The)	12,352,000.00	16.5%
	State Street Bank and Trust Company	4,700,000.00	6.3%

2000-E Class A	State Street Bank and Trust Company	125,061,000.00	25.0%
	Bank of New York Mellon (The)	98,830,000.00	19.8%
	JPMorgan Chase Bank	68,785,000.00	13.8%
	Mellon Trust of New England, National Association	56,494,000.00	11.3%
	Northern Trust Company (The)	48,950,000.00	9.8%

2000-E Class B	Citigroup Global Markets Inc./Salomon	25,150,000.00	55.9%
	JPMorgan Chase Bank	13,950,000.00	31.0%
	LaSalle Bank National Association	3,900,000.00	8.7%

2000-H Class A	JPMorgan Chase Bank	224,500,000.00	37.7%
	State Street Bank and Trust Company	140,950,000.00	23.7%
	U.S. Bank N.A.	90,500,000.00	15.2%
	Bank of New York Mellon (The)	63,630,000.00	10.7%
	Citibank, N.A.	38,550,000.00	6.5%

2000-H Class B	JPMorgan Chase Bank	38,000,000.00	72.4%
	Bank of New York Mellon (The)	14,500,000.00	27.6%

2001-B Class A	Bank of New York Mellon (The)	258,750,000.00	40.6%
	JPMorgan Chase Bank	130,400,000.00	20.5%
	U.S. Bank N.A.	75,000,000.00	11.8%
	LaSalle Bank National Association	46,000,000.00	7.2%

2001-B Class B	Bank of New York Mellon (The)	36,250,000.00	64.4%
	JPMorgan Chase Bank	20,000,000.00	35.6%

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

Date: September 15, 2008

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