Form 10-K
period 2009-06-30
BA Master Credit Card Trust II
filed 2009-09-23
CIK 936988

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period ___________to ___________

Commission file number: 000-20949

_________________

BA MASTER CREDIT CARD TRUST II

(Exact name of registrant as specified in its charter)

_________________

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o BA Credit Card Funding, LLC 214 North Tryon Street Charlotte, NC	28255
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (704) 683-4915

BA CREDIT CARD FUNDING, LLC

(Exact name of depositor as specified in its charter)

FIA CARD SERVICES, NATIONAL ASSOCIATION

(Exact name of sponsor as specified in its charter)

_________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act:

BA Master Credit Card Trust II, Series 1997-B, Series 1999-J, Series 2000-E Fixed and Floating Rate Asset Backed Certificates.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No [Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒  [Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

INTRODUCTORY NOTE

FIA Card Services, National Association ("FIA") is the originator, seller, and servicer under the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 20, 2006 (as amended from time to time, the "Agreement"), and the Series 1997-B, Series 1999-J, Series 2000-E, Series 2000-H, and Series 2001-B Supplements dated as of February 27, 1997, September 23, 1999, June 1, 2000, August 23, 2000, and March 8, 2001, respectively, by and between FIA and the trustee, providing for the issuance of the BA Master Credit Card Trust II Series 1997-B, Series 1999-J, Series 2000-E, Series 2000-H, and Series 2001-B Fixed and Floating Rate Asset Backed Certificates (the "Certificates") and is the originator of the BA Master Credit Card Trust II (the "Trust" and the "Registrant"). The Certificates do not represent obligations of or interests in FIA. In November 1988, FIA (formerly known as MBNA America Bank, National Association) made application under the Securities Exchange Act of 1934 for an exemption from certain reporting requirements. On December 30, 1988, the staff of the Securities and Exchange Commission's Division of Corporation Finance granted FIA's exemption request, pursuant to which FIA is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

PART I

Item 1: Business.

Not Applicable.

Item 1A: Risk Factors.

Not Applicable.

Item 1B: Unresolved Staff Comments.

Not Applicable.

Item 2: Properties.

Not Applicable.

Item 3: Legal Proceedings.

Industry Developments

FIA Card Services, National Association ("FIA") issues credit cards on MasterCard's and Visa's networks. MasterCard and Visa are facing significant litigation and increased competition. In 2003, MasterCard and Visa settled a suit by Wal-Mart and other merchants who claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. Under the settlement MasterCard and Visa are required to, among other things, allow merchants to accept MasterCard or Visa branded credit cards without accepting their debit cards (and vice versa), reduce the prices charged to merchants for off-line signature debit transactions for a period of time, and pay amounts totaling $3.05 billion into a settlement fund. MasterCard and Visa are also parties to suits in various state courts mirroring the allegations brought by Wal-Mart and the other merchants.

The costs associated with these and other matters could cause MasterCard and Visa to invest less in their networks and marketing efforts and could adversely affect the interchange paid to their member banks, including FIA.

Litigation

Bank of America Corporation and certain of its subsidiaries are defendants in putative class actions filed on behalf of retail merchants that accept Visa and MasterCard payment cards. Additional defendants include Visa, MasterCard, and other financial institutions. Plaintiffs seek unspecified treble damages and injunctive relief and allege that the defendants conspired to fix the level of interchange and merchant discount fees and that certain other practices, including various Visa and MasterCard rules, violate federal and California antitrust laws. The class actions are coordinated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York, together with individual actions brought only against Visa and MasterCard, under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation. On January 8, 2008, the District Court dismissed all claims for pre-2004 damages. Plaintiffs filed a motion for class certification on May 8, 2008, and the defendants have opposed that motion. On January 29, 2009, the class plaintiffs filed an amended consolidated complaint. A motion to dismiss the foregoing complaint was filed on March 31, 2009.

The class plaintiffs have also filed two supplemental complaints against certain defendants, including Bank of America Corporation and certain of its subsidiaries, relating to, respectively, MasterCard's 2006 initial public offering (the MasterCard IPO) and Visa's 2008 initial public offering (the Visa IPO). The supplemental complaints, which seek unspecified treble damages and injunctive relief, assert, among other things, claims under federal antitrust laws. On November 25, 2008, the District Court granted defendants' motion to dismiss the supplemental complaint relating to the MasterCard IPO, with leave to amend. On January 29, 2009, plaintiffs amended this supplemental complaint and also filed the supplemental complaint relating to the Visa IPO. Motions to dismiss both of the foregoing complaints were filed on March 31, 2009.

Bank of America Corporation and certain of its subsidiaries have entered into agreements that provide for sharing liabilities in connection with certain antitrust litigation against Visa (the Visa-Related Litigation), including In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation. Under these agreements, Bank of America

Corporation's obligations to Visa in the Visa-Related Litigation are capped at Bank of America Corporation's membership interest in Visa USA (currently approximately 12.9 percent). Also under these agreements, Visa Inc. has used a portion of the proceeds from the Visa IPO to fund liabilities arising from the Visa-Related Litigation, including the settlement during 2008 of Discover Financial Services v. Visa USA, et al. and the 2007 settlement of American Express Travel Related Services Company v. Visa USA, et al., and has stated that it will use such proceeds to fund other liabilities in the future, if any, arising from the Visa-Related Litigation.

Item 4: Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Certificates of each series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

Item 6: Selected Financial Data.

Not Applicable.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Not Applicable.

Item 11: Executive Compensation.

Not Applicable.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The Certificates of each series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system at June 30, 2009. Such direct participants may hold

Certificates for their own accounts or for the accounts of their customers. At June 30, 2009, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of one or more series outstanding on that date, as indicated. The information on DTC participants' held positions is provided by DTC.

Series	Participant Full Name	Total	Total

1997-B Class A	The Bank of New York Mellon	$263,301,000.00	31.0%
	JPMorgan Chase Bank, National Association	$222,425,000.00	26.2%
	State Street Bank and Trust Company	$109,088,000.00	12.8%
	JPMorgan Chase Bank / Broker & Dealer	$81,736,000.00	9.6%
	Fortis Securities LLC	$49,650,000.00	5.8%
	Merrill Lynch, Pierce Fenner & Smith Safekeeping	$43,600,000.00	5.1%

1997-B Class B	State Street Bank and Trust Company	$30,800,000.00	41.1%
	JPMorgan Chase Bank, National Association	$30,000,000.00	40.0%
	UMB Bank, National Association	$5,000,000.00	6.7%

1999-J Class A	JPMorgan Chase Bank, National Association	$245,991,000.00	28.9%
	State Street Bank and Trust Company	$159,813,000.00	18.8%
	The Bank of New York Mellon / Mellon Trust	$136,226,000.00	16.0%
	The Bank of New York Mellon	$109,243,000.00	12.9%

1999-J Class B	JPMorgan Chase Bank, National Association	$42,003,000.00	56.0%
	The Bank of New York Mellon	$12,700,000.00	16.9%
	U.S. Bank N.A.	$4,700,000.00	6.3%
	Citigroup Global Markets Inc. / Salomon	$4,150,000.00	5.5%

2000-E Class A	JPMorgan Chase Bank, National Association	$76,351,000.00	15.3%
	State Street Bank and Trust Company	$74,961,000.00	15.0%
	The Bank of New York Mellon	$70,995,000.00	14.2%
	The Bank of New York Mellon / Mellon Trust	$68,420,000.00	13.7%
	Banc of America Securities LLC	$39,600,000.00	7.9%
	Northern Trust Company (The)	$30,465,000.00	6.1%

2000-E Class B	JPMorgan Chase Bank, National Association	$39,100,000.00	86.9%
	Bank of America / LaSalle Bank NA	$3,900,000.00	8.7%

2000-H Class A	JPMorgan Chase Bank, National Association	$284,920,000.00	47.9%
	State Street Bank and Trust Company	$103,950,000.00	17.5%
	JPMorgan Chase Bank / Broker & Dealer	$77,980,000.00	13.1%
	The Bank of New York Mellon	$66,125,000.00	11.1%
	U.S. Bank N.A.	$40,000,000.00	6.7%

2000-H Class B	JPMorgan Chase Bank, National Association	$28,000,000.00	53.3%
	The Bank of New York Mellon	$14,500,000.00	27.6%
	Mitsubishi UFJ Trust & Banking Corporation	$10,000,000.00	19.0%

2001-B Class A	JPMorgan Chase Bank, National Association	$216,400,000.00	33.9%
	The Bank of New York Mellon	$138,250,000.00	21.7%
	JPMorgan Chase Bank / Broker & Dealer	$85,110,000.00	13.4%
	Bank of America / LaSalle Bank NA	$40,000,000.00	6.3%
	U.S. Bank N.A.	$40,000,000.00	6.3%

2001-B Class B	The Bank of New York Mellon	$36,250,000.00	64.4%
	JPMorgan Chase Bank, National Association	$20,000,000.00	35.6%

The address of each of the above participants is:

c/o The Depository Trust Company

55 Water Street

New York, NY 10041

Item 13: Certain Relationships and Related Transactions, and Director Independence.

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

Date: September 22, 2009

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