Form 10-K
period 2011-06-30
BA Master Credit Card Trust II
filed 2011-09-28
CIK 936988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________
FORM 10-K
________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period ____________ to _____________

Commission file number: 000-20949
________

BA MASTER CREDIT CARD TRUST II
(Exact name of registrant as specified in its charter)
________

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o BA Credit Card Funding, LLC 214 North Tryon Street Charlotte, NC	28255
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (980) 683-4915
________

BA CREDIT CARD FUNDING, LLC

(Exact name of depositor as specified in its charter)

FIA CARD SERVICES, NATIONAL ASSOCIATION

(Exact name of sponsor as specified in its charter)
________

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

INTRODUCTORY NOTE

FIA Card Services, National Association (“FIA”) is the originator, seller, and servicer under the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 20, 2006 (as amended, supplemented or otherwise modified from time to time, the “Agreement”), and the Series 1997-B Supplement dated as of February 27, 1997 (as amended, supplemented or otherwise modified from time to time) by and between FIA and the trustee, providing for the issuance of the BA Master Credit Card Trust II Series 1997-B Floating Rate Asset Backed Certificates (the “Certificates”) and is the originator of the BA Master Credit Card Trust II (the “Trust” and the “Registrant”). The Certificates do not represent obligations of or interests in FIA. In November 1988, FIA (formerly known as MBNA America Bank, National Association) made application under the Securities Exchange Act of 1934 for an exemption from certain reporting requirements. On December 30, 1988, the staff of the Securities and Exchange Commission’s Division of Corporation Finance granted FIA’s exemption request, pursuant to which FIA is not required to respond to various items of Form 10-K. Such items are designated herein as “Not Applicable”.

PART I

Item 1: Business.
         Not Applicable.

Item 1A: Risk Factors.
         Not Applicable.

Item 1B: Unresolved Staff Comments.
         Not Applicable.

Item 2: Properties.
         Not Applicable.

Item 3: Legal Proceedings.

Industry Developments

FIA issues credit cards on MasterCard’s and Visa’s networks.  MasterCard and Visa are subject to settlement obligations relating to certain litigations and continue to be subject to significant ongoing litigations, including class actions, and increased competition.  These settlements and litigations are based on, among other things, claimed violations of United States federal antitrust laws, claims that currency conversion fees were wrongly applied on purchases of goods and services in foreign countries, and claims alleging that the interchange charged by MasterCard and Visa is impermissible.  The costs associated with these settlements, litigations and other matters could cause MasterCard and Visa to invest less in their networks and marketing efforts and could adversely affect the interchange paid to their member banks, including FIA.

Litigation

A group of merchants have filed a series of putative class actions and individual actions with regard to interchange fees associated with Visa and MasterCard payment card transactions.  These actions, which have been consolidated in the U.S. District Court for the Eastern District of New York under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation (“Interchange”), name Visa, MasterCard and several banks and bank holding companies, including Bank of America Corporation, as defendants.  Plaintiffs allege that the defendants conspired to fix the level of default interchange rates, which represent the fee an issuing bank charges an acquiring bank on every transaction.  Plaintiffs also challenge as unreasonable restraints of trade under Section 1 of the Sherman Act certain rules of Visa and MasterCard related to merchant acceptance of payment cards at the point of sale.  Plaintiffs seek unspecified damages and injunctive relief based on their assertion that interchange would be lower or eliminated absent the alleged conduct.  On January 8, 2008, the court granted defendants’ motion to dismiss all claims for pre-2004 damages.  Motions to dismiss the remainder of the complaint and plaintiffs’ motion for class certification are pending.

In addition, plaintiffs filed supplemental complaints against certain defendants, including Bank of America Corporation, relating to initial public offerings (the “IPOs”) of MasterCard and Visa.  Plaintiffs allege that the MasterCard and Visa IPOs violated Section 7 of the Clayton Act and Section 1 of the Sherman Act.  Plaintiffs also assert that the MasterCard IPO was a fraudulent conveyance.  Plaintiffs seek unspecified damages and to undo the IPOs.  Motions to dismiss both supplemental complaints were filed in March 2009 and the motions remain pending.  On June 20, 2011, plaintiffs and defendants both moved for summary judgment.  Those motions are also pending; oral argument on the summary judgment motions is scheduled for November 2, 2011.  Trial has been scheduled to begin on September 12, 2012.

Bank of America Corporation and certain of its affiliates previously entered into loss-sharing agreements with Visa and other financial institutions in connection with certain antitrust litigation against Visa, including Interchange.  Bank of America Corporation and these same affiliates have now entered into additional loss-sharing agreements for Interchange that cover all defendants, including MasterCard.  Collectively, the loss-sharing agreements require Bank of America Corporation and/or certain affiliates to pay 11.6 percent of the monetary portion of any comprehensive Interchange settlement.  In the event of an adverse judgment, the agreements require Bank of America Corporation and/or certain affiliates to pay 12.8 percent of any damages associated with Visa-related claims (“Visa-related damages”), 9.1 percent of any damages associated with MasterCard-related claims, and 11.6 percent of any damages associated with internetwork claims (“internetwork damages”) or not associated specifically with Visa or MasterCard-related claims (“unassigned damages”).

Pursuant to Visa’s publicly-disclosed Retrospective Responsibility Plan (the “RRP”), Visa placed certain proceeds from its IPO into an escrow fund (the “Escrow”).  Under the RRP, funds in the Escrow may be accessed by Visa and its members, including Bank of America, to pay for a comprehensive settlement or damages in Interchange, with Bank of America Corporation’s payments from the Escrow capped at 12.81 percent of the funds that Visa places therein.  Subject to that cap, Bank of America Corporation may use Escrow funds to cover: 73.9 percent of its monetary payment towards a comprehensive Interchange settlement, 100 percent of its payment for any Visa-related damages and 73.9 percent of its payment for any internetwork damages and unassigned damages.

Item 4: (Removed and Reserved).

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
         Not Applicable.

Item 11: Executive Compensation.
         Not Applicable.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
                     (a) The Certificates of each series representing investors’ interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company (“DTC”), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system at June 30, 2011. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At June 30, 2011, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of one or more series outstanding on that date, as indicated. The information on DTC participants’ held positions is provided by DTC.

Series	Participant Full Name	Total	Total

1997-B Class A	JPMorgan Chase Bank, National Association	$323,084,000	38.01%
	State Street Bank and Trust Company	$283,443,000	33.35%
	The Bank of New York Mellon / Mellon Trust of New England, National Association	$87,991,000	10.35%
	The Bank of New York Mellon	$78,914,000	9.28%
	Merrill Lynch, Pierce Fenner & Smith	$43,600,000	5.13%

1997-B Class B	JPMorgan Chase Bank, National Association	$33,800,000	45.07%
	Citibank, N.A.	$31,200,000	41.60%
	UMB Bank, National Association	$5,000,000	6.67%

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

By: /s/ Michelle D. Dumont
Name: Michelle D. Dumont
Title: Senior Vice President

(senior officer in charge of the servicing function)

Date: September 28, 2011

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